Form 10-Q
period 1994-12-31
DEFIANCE INC
filed 1995-02-08
CIK 775995

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


(Mark One)
 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

         For the quarterly period ended         DECEMBER 31, 1994
                                                -----------------
                                      OR

 [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                Commission File Number          0-14044
                                                -------

                                DEFIANCE, INC.
                                --------------
            (Exact name of registrant as specified in its charter)


              Delaware                                   34-1526359
  -------------------------------                        ----------
  (State or other jurisdiction of                       (IRS Employer
  incorporation or organization)                      Identification No.)

    1111 Chester Ave., Suite 750
           Cleveland, Ohio                                44114-3516
  -------------------------------                         ----------
(Address of principal executive offices)                  (Zip Code)

  (Registrant's telephone number, including area code)  (216) 861-6300
                                                        --------------


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        Yes    X       No
            -------       -------


  The number of Common Shares outstanding at January 31, 1995 was 6,541,450.

PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

                        DEFIANCE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                          (All amounts in thousands)


                                    ASSETS
                                    ------
                                                                          12/31/94         6/30/94
                                                                         ----------      ----------
CURRENT ASSETS:
    Cash                                                                      $833            $941
    Accounts receivable                                                     15,244          15,872
    Inventories                                                              5,519           3,977
    Deferred income taxes                                                      503             572
    Prepaid expenses and other current assets                                1,409           1,417
                                                                         ----------      ----------
       Total current assets                                                 23,508          22,779

PROPERTY, PLANT AND EQUIPMENT - net                                         27,188          23,825
COST IN EXCESS OF NET ASSETS OF ACQUIRED COMPANIES                           6,927           7,085
OTHER ASSETS                                                                   857             846

                                                                         ----------      ----------
       Total assets                                                        $58,480         $54,535
                                                                         ==========      ==========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
                                   ------------------------------------

CURRENT LIABILITIES:
    Current maturities of long-term obligations                             $3,144          $2,933
    Accounts payable                                                         2,916           2,811
    Accrued payroll and employee benefits                                    3,010           4,044
    Accrued expenses                                                         2,541           2,879
                                                                         ----------      ----------
       Total current liabilities                                            11,611          12,667

LONG-TERM OBLIGATIONS                                                       11,556           9,346
DEFERRED INCOME TAXES                                                        2,164           2,348
CONTINGENCIES - Note F

STOCKHOLDERS' EQUITY:
    Common shares                                                              327             326
    Additional paid-in capital                                              21,974          21,927
    Retained earnings                                                       10,848           7,921
                                                                         ----------      ----------
       Total stockholders' equity                                           33,149          30,174

                                                                         ----------      ----------
       Total liabilities and stockholders' equity                          $58,480         $54,535
                                                                         ==========      ==========

See notes to condensed consolidated financial statements.

                              DEFIANCE, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENT OF INCOME
                (All amounts in thousands, except share and per share amounts)

                                                           Three months ended              Six months ended
                                                           ------------------              ----------------
                                                       12/31/94        12/31/93        12/31/94        12/31/93
                                                      ---------       ---------       ---------       ---------
Net sales                                               $20,977         $19,677         $42,551         $38,912
Cost of goods sold                                       15,569          14,777          31,466          29,578
                                                      ---------       ---------       ---------       ---------
       Gross profit                                       5,408           4,900          11,085           9,334
Selling, general and administrative expenses              2,968           2,874           6,068           5,483
                                                      ---------       ---------       ---------       ---------
       Operating earnings                                 2,440           2,026           5,017           3,851
Interest (expense) - net                                   (244)           (360)           (514)           (702)
Other income (expense)                                        3             (16)              5               5
                                                      ---------       ---------       ---------       ---------
       Earnings before income tax provision and
         cumulative effect of accounting change           2,199           1,650           4,508           3,154
Income tax provision                                        773             580           1,581           1,081
                                                      ---------       ---------       ---------       ---------
       Earnings before cumulative effect of
         accounting change                                1,426           1,070           2,927           2,073
Cumulative effect of accounting change - income taxes                                                       564
                                                      ---------       ---------       ---------       ---------
       Net earnings                                      $1,426          $1,070          $2,927          $2,637
                                                      =========       =========       =========       =========


Net earnings per common share:
   Earnings before cumulative effect of accounting
     change                                               $0.22           $0.16           $0.44           $0.31
   Cumulative effect of accounting change - income
     taxes                                                                                                 0.09
                                                      ---------       ---------       ---------       ---------
       Net earnings                                       $0.22           $0.16           $0.44           $0.40
                                                      =========       =========       =========       =========


Common shares:
   Shares outstanding - beginning of period           6,519,838       6,444,001       6,516,038       6,422,270
   Shares issued during period                           21,612          38,591          25,412          60,322
                                                      ---------       ---------       ---------       ---------
       Shares outstanding - end of period             6,541,450       6,482,592       6,541,450       6,482,592
                                                      ---------       ---------       ---------       ---------
       Average shares outstanding                     6,532,330       6,473,146       6,524,738       6,456,163
Average common share equivalents:
   Outstanding stock options                            156,370         174,750         174,949         183,500
                                                      ---------       ---------       ---------       ---------
       Weighted average common
         shares outstanding                           6,688,700       6,647,896       6,699,687       6,639,663
                                                      =========       =========       =========       =========

See notes to condensed consolidated financial statements.

                                   DEFIANCE, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (All amounts in thousands)


                                                                              Six months ended
                                                                              ----------------
                                                                          12/31/94        12/31/93
                                                                         ---------       ---------
OPERATING ACTIVITIES:
    Net earnings                                                            $2,927          $2,637
    Items not affecting cash                                                 2,179           1,521
    Current items                                                           (2,228)             55
                                                                         ---------       ---------
       Cash provided by operating activities                                 2,878           4,213
                                                                         ---------       ---------


FINANCING ACTIVITIES:
    Retirements and payments of long-term obligations                       (1,419)        (10,003)
    Additions to long-term obligations                                       3,601           8,363
    Issuance of common shares from exercise of stock options                    48              71
                                                                         ---------       ---------
       Cash provided by (used for) financing activities                      2,230          (1,569)
                                                                         ---------       ---------


INVESTING ACTIVITIES:
    Purchase of property and equipment                                      (5,206)         (2,560)
    Proceeds from sale of equipment                                                              4
    Other - net                                                                (10)            (18)
                                                                         ---------       ---------
       Cash (used for) investing activities                                 (5,216)         (2,574)
                                                                         ---------       ---------


CASH:
    Increase (decrease)                                                       (108)             70
    Beginning of period                                                        941             450
                                                                         ---------       ---------
       End of period                                                          $833            $520
                                                                         =========       =========

See notes to condensed consolidated financial statements.

                       DEFIANCE, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      SIX MONTHS ENDED DECEMBER 31, 1994
                          (All amounts in thousands)


A - CONSOLIDATED FINANCIAL STATEMENTS

     These interim financial statements are unaudited and reflect all adjustments (consisting solely of recurring adjustments) that, in the opinion of management, are necessary for a fair statement of results of the interim periods presented. This report includes information condensed from and should be read in conjunction with the financial statements included in the Company's annual report on Form 10-K for the year ended June 30, 1994.


B - INVENTORIES

                                                                          12/31/94         6/30/94
                                                                          --------        --------
Raw materials                                                               $1,148          $1,319
Work in process                                                              3,335           1,622
Finished goods                                                                 281             376
Stores and supplies                                                            755             660
                                                                          --------        --------
                                                                            $5,519          $3,977
                                                                          ========        ========


C - LONG TERM OBLIGATIONS

                                                                          12/31/94         6/30/94
                                                                          --------        --------
Long-term debt:
    Revolving credit borrowings                                               $630             $38
    Equipment purchase line borrowings                                       3,087
    7% term loan to bank                                                     5,260           5,956
    9.5% Industrial Development Revenue Refunding Bond, Series 1991          1,563           1,785
    7.5% Ohio Development term loan                                            503             590
    7.35% Urban Development Action Grant                                       789             810
                                                                          --------        --------
       Total long-term debt                                                 11,832           9,179
Capitalized lease obligations                                                2,868           3,100
                                                                          --------        --------
       Total long-term obligations                                          14,700          12,279
Less current maturities of long-term obligations                             3,144           2,933
                                                                          --------        --------
       Total long-term obligations less current maturities                 $11,556          $9,346
                                                                          ========        ========

     In July 1994, the Company renegotiated its banking arrangement with its primary lender, Comerica Bank. Under this new arrangement, the revolving credit borrowings, equipment purchase line borrowings, 7% term loan, and 9.5% Industrial Revenue Bonds are now unsecured.

     The revolving credit facility expires in October 1996 and the maximum amount that may be borrowed is $4,000. Borrowings under this facility are at the prime interest rate less 25 basis points, or at the Euro dollar rate plus 185 basis points. The Company is required to pay a fee of 1/8% on the unused portion of the facility. At December 31, 1994 the Company had approximately $3,411 available for borrowing under this facility.

     As part of the July 1994 banking arrangement with Comerica Bank, the Company received a $10,000 equipment purchase line of credit, to help fund its capital spending plans for fiscal 1995. This facility expires in July 1995, at which time it may be converted to a five or seven year term loan at the election of the Company. Borrowings under this facility are at the prime interest rate less 75 basis points, or at the Euro dollar rate plus 135 basis points. There is no fee on the unused portion of the facility. At December 31, 1994 the Company had approximately $6,913 available for borrowing under this facility.


D - BENEFIT PLANS

     Effective October 1, 1994, future benefits under a defined benefit pension plan covering approximately fifty salaried employees at one subsidiary were curtailed. A one-time charge of $250 was accrued in the first fiscal quarter in accordance with Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." Company contributions under an existing 401(k) plan were enhanced to replace these future benefits.


E - INCOME TAXES

      Effective July 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Prior year's financial statements were not restated. The cumulative effect of adopting SFAS 109 was to increase net income by $564 in the quarter ended September 30, 1993.


F - CONTINGENCIES

     The Company is involved in various litigation arising in the normal course of business. It is not possible to determine the ultimate liability, if any, in these matters. In the opinion of management such litigation will not have a material effect on the consolidated financial position or results of operatiions of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS
- - - ---------------------

Sales
- - - ------
     Sales for the year to date were 9%, or $3,639,000, higher than last year, and for the quarter were 7%, or $1,300,000, higher than last year. Sales at each of the Company's three core business units increased on a year to date basis. The largest portion of this increase was in cam follower rollers, due to continued strong engine build rates at the Company's automotive and diesel customers, combined with new business for Eaton Corporation under the $1.7 million contract announced in January 1994. Sales of testing and tooling services also increased as new model development activity by the "Big Three" remained strong. Sales of molded and painted plastic parts decreased on a year to date basis.


Gross Profit
- - - ------------
     Gross profit for the year to date, as a percentage of sales, increased to 26.1% from 24.0%, and for the quarter increased to 25.8% from 24.9%, over the same periods in the prior year. These increases were due to higher sales in the Company's core business units, which generally experience higher margins, coupled with lower sales of molded and painted plastic products, which generally experience lower margins, along with continued productivity improvement.


Selling, General and Administrative (SG&A) Expenses
- - - ---------------------------------------------------
     SG&A expenses for the year to date increased $585,000 and represented 14.3% of sales, as compared to 14.1% during the same period last year. For the quarter, SG&A expenses decreased to 14.1% from 14.6% of sales, though the amount represented a $94,000 increase over the same period last year. This increase was due in part to a one-time charge of $250,000 relative to the curtailment of a defined benefit pension plan in the first quarter, and in part to increased compensation costs associated with improved earnings. Excluding the pension charge, SG&A expenses represented 13.7% of sales on a year to date basis, down from last year.


Interest Expense (Net of Interest Income)
- - - -----------------------------------------
     Net interest expense for the year to date decreased by $188,000 or 27% over the same period last year, and for the quarter decreased by $116,000 or 32% over the same period last year. These decreases were primarily due to lower average net borrowings at lower rate and capitalizing $59,000 of interest under the equipment purchase facility in the current year.


Income Taxes
- - - ------------
     Income tax expense, as a percentage of income before income taxes, was 35% for the year to date as compared to 29% for the same period last year. This difference in effective rates is due to future taxable amounts that must be considered in the computation of income taxes for the current year as required by SFAS No. 109 (see Note E to the condensed consolidated financial statements).


Outlook
- - - -------
     The Company expects that continued strong demand in its core business units will enable it to maintain its pattern of sales and earnings improvement over comparable prior year periods, should market conditions in the U.S. transportation industry remain to be favorable.

LIQUIDITY AND CAPITAL RESOURCES
- - - -------------------------------

     Cash provided by operations for the year to date was $2,878,000, which met working capital needs. Inventories increased $1,542,000 due to work in process on the General Motors "P90" hard tooling project. In addition, accrued payroll and employee benefits decreased $1,034,000 due to the payment of incentive bonuses earned in the prior fiscal year. At the end of the quarter, the Company had a current ratio of 2.02 to 1.

     Interest-bearing debt increased $2,421,000 primarily from borrowings under the equipment purchase facility. At the end of the quarter, the Company had a debt to total capitalization ratio of 31%, up just slightly from 29% at the prior year end. Also as of the end of the quarter, the Company had approximately $3.4 million and $6.9 million available in additional borrowing capacity under its revolving and equipment lines of credit, respectively.

     The Company purchased $5,206,000 of equipment for the year to date, and had outstanding commitments to purchase approximately $2.3 million of equipment at the end of the quarter. Most of the equipment purchased in the current year was to support the expansion of production capacity for cam follower rollers. Based on currently expected levels of business, the Company now plans to spend a total of approximately $20 million for capital expenditures in fiscal 1995. Of this amount, approximately $15 million relates to new or increased sales, including $10 million for equipment for a third production facility for the Company's Precision Products subsidiary to support expanded manufacturing capacity. The Company has secured the necessary financing to fund its current outstanding commitments and expects to fund its remaining planned fiscal 1995 capital expenditures through operating cash flow and the $10 million equipment purchase facility.

     On January 25, 1995, the board of directors declared the Company's first cash dividend to holders of its common stock since it became publicly owned in 1985. A quarterly cash dividend of $0.04 per share will be paid on March 6, 1995, to shareholders of record as of February 15, 1995. The Company anticipates future quarterly dividends, and does not expect its liquidity or capital resources to be materially affected by the payment of dividends.

PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

        At the Company's Annual Meeting of Shareholders held on November 16, 1994, the following individuals were elected to the Board of Directors for a three year term:

                                                           Votes           Votes
                                                            For           Withheld
                                                        ----------       ---------
              Hector R. Ortino                           4,819,198         325,940
              George H. Lewis, III                       4,819,198         325,940
              James E. Heighway                          4,819,198         325,940

        The following proposals were approved at the Company's Annual Meeting:

                                                                        Affirmative       Negative         Votes
                                                                          Votes            Votes         Withheld
                                                                        ----------       ---------       ---------
        1.  Approve an amendment to the Company's Certificate
            of Incorporation to increase the authorized number of
            shares of capital stock and common stock                    4,669,053         437,535          38,550

        2.  Approve the 1994 Nonemployee Director Stock
            Option Plan.                                                4,765,489         326,664          52,985

Item 5. Other Information

        On January 25, 1995, the Company's Board of Directors approved a cash dividend of $0.04 per share on common stock, payable on March 6, 1995, to shareholders of record as of February 15, 1995.


Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits - 27 Financial Data Schedule.

   (b)  No reports on Form 8-K have been filed during the current quarter.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  February 8, 1995
       ---------------------

                                     DEFIANCE, INC.


                                By:  /s/ Jerry A. Cooper
                                     ------------------------------
                                     President and Chief Executive Officer


                                     /s/ Michael J. Meier
                                     ------------------------------
                                     Vice President - Finance and Chief
                                     Financial Officer


                                     /s/ James L. Treece
                                     ------------------------------
                                     Chief Accounting Officer