Form 10-Q
period 1995-03-31
DEFIANCE INC
filed 1995-05-09
CIK 775995

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended           MARCH 31, 1995
                                                         --------------

                                      OR

  [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                Commission File Number                       0-14044
                                                             -------

                                 DEFIANCE, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)


               Delaware                                    34-1526359
   ---------------------------------                    ----------------
    (State or other jurisdiction of                       (IRS Employer
     incorporation or organization)                     Identification No.)



     1111 Chester Ave., Suite 750
           Cleveland, Ohio                                 44114-3516
- ----------------------------------------                  ------------
(Address of principal executive offices)                   (Zip Code)

  (Registrant's telephone number, including area code)    (216) 861-6300
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

        Yes         X             No
                 -------             --------

The number of Common Shares outstanding at April 30,1995 was 6,541,450.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        DEFIANCE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                           (All amounts in thousands)


                                     ASSETS
                                     ------
                                                              3/31/95                   6/30/94
                                                              -------                   -------
CURRENT ASSETS:

    Cash                                                         $299                      $941
    Accounts receivable                                        17,139                    15,872
    Inventories                                                 7,387                     3,977
    Deferred income taxes                                         463                       572
    Prepaid expenses and other current assets                   2,102                     1,417
                                                              -------                   -------
           Total current assets                                27,390                    22,779

PROPERTY, PLANT AND EQUIPMENT - net                            27,959                    23,825
COST IN EXCESS OF NET ASSETS OF ACQUIRED COMPANIES              6,848                     7,085
OTHER ASSETS                                                    1,084                       846
                                                              -------                   -------
           Total assets                                       $63,281                   $54,535
                                                              =======                   =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
    Current maturities of long-term obligations                $3,412                    $2,933
    Accounts payable                                            3,855                     2,811
    Accrued payroll and employee benefits                       3,630                     4,044
    Accrued expenses                                            3,590                     2,879
                                                              -------                   -------
           Total current liabilities                           14,487                    12,667

LONG-TERM OBLIGATIONS                                          12,060                     9,346
DEFERRED INCOME TAXES                                           2,105                     2,348
CONTINGENCIES - Note F

STOCKHOLDERS' EQUITY:
    Common shares                                                 327                       326
    Additional paid-in capital                                 21,973                    21,927
    Retained earnings                                          12,329                     7,921
                                                              -------                   -------
           Total stockholders' equity                          34,629                    30,174
                                                              -------                   -------
           Total liabilities and stockholders' equity         $63,281                   $54,535
                                                              =======                   =======

See notes to condensed consolidated financial statements.



                        DEFIANCE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
         (All amounts in thousands, except share and per share amounts)

                                                                Three months ended                  Nine months ended
                                                             --------------------------         ------------------------
                                                               3/31/95         3/31/94            3/31/95       3/31/94
                                                             ---------        ---------         ---------      ---------
Net sales                                                      $23,085          $19,971           $65,636        $58,883
Cost of goods sold                                              16,927           14,755            48,393         44,334
                                                             ---------        ---------         ---------      ---------
     Gross profit                                                6,158            5,216            17,243         14,549
Selling, general and administrative expenses                     3,123            2,633             9,191          8,116
                                                             ---------        ---------         ---------      ---------
     Operating earnings                                          3,035            2,583             8,052          6,433
Interest (expense) - net                                          (259)            (312)             (773)        (1,014)
Other income (expense)                                               9               17                15             23
                                                             ---------        ---------         ---------      ---------
     Earnings before income tax provision and
      cumulative effect of accounting change                     2,785            2,288             7,294          5,442
Income tax provision                                             1,043              746             2,624          1,827
                                                             ---------        ---------         ---------      ---------
     Earnings before cumulative effect of
      accounting change                                          1,742            1,542             4,670          3,615
Cumulative effect of accounting change - income taxes                                                                564
                                                             ---------        ---------         ---------      ---------
     Net earnings                                               $1,742           $1,542            $4,670         $4,179
                                                             =========        =========         =========      =========
Net earnings per common share:
  Earnings before cumulative effect of accounting change         $0.26            $0.23             $0.70          $0.54
  Cumulative effect of accounting change - income taxes                                                             0.09
                                                             ---------        ---------         ---------      ---------
          Net earnings                                           $0.26            $0.23             $0.70          $0.63
                                                             =========        =========         =========      =========
Common shares:
  Shares outstanding - beginning of period                   6,541,450        6,482,592         6,516,038      6,422,270
  Shares issued during period                                        0           29,946            25,412         90,268
                                                             ---------        ---------         ---------      ---------
          Shares outstanding - end of period                 6,541,450        6,512,538         6,541,450      6,512,538
                                                             ---------        ---------         ---------      ---------
          Average shares outstanding                         6,541,450        6,503,499         6,530,227      6,471,711
Average common share equivalents:
  Outstanding stock options                                    156,545          152,067           168,904        173,175
                                                             ---------        ---------         ---------      ---------
          Weighted average common
           shares outstanding                                6,697,995        6,655,566         6,699,131      6,644,886
                                                             =========        =========         =========      =========
Dividends Per Share                                              $0.04                              $0.04
                                                             =========                          =========

See notes to condensed consolidated financial statements.


                        DEFIANCE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (All amounts in thousands)


                                                                      Nine months ended
                                                                      -----------------
                                                                 3/31/95                3/31/94
                                                               ----------             ----------
OPERATING ACTIVITIES:
    Net earnings                                                   $4,670                 $4,179
    Items not affecting cash                                        3,258                  2,423
    Current items                                                  (4,090)                   (96)
                                                               ----------             ----------
        Cash provided by operating activities                       3,838                  6,506
                                                               ----------             ----------

FINANCING ACTIVITIES:
    Retirements and payments of long-term obligations              (2,253)               (11,701)
    Additions to long-term obligations                              5,207                  8,704
    Issuance of common shares from exercise of stock options           48                     86
    Dividends paid                                                   (262)
                                                               ----------             ----------
        Cash provided by (used for) financing activities            2,740                 (2,911)
                                                               ----------             ----------

INVESTING ACTIVITIES:
    Purchase of property and equipment                             (6,988)                (3,367)
    Proceeds from sale of equipment                                     5                     26
    Other - net                                                      (237)                    (8)
                                                               ----------             ----------
        Cash (used for) investing activities                       (7,220)                (3,349)
                                                               ----------             ----------

CASH:
    Increase (decrease)                                              (642)                   246
    Beginning of period                                               941                    450
                                                               ----------             ----------
        End of period                                                $299                   $696
                                                               ==========             ==========

See notes to condensed consolidated financial statements.

                        DEFIANCE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED MARCH 31, 1995
                           (All amounts in thousands)





A - CONSOLIDATED FINANCIAL STATEMENTS

    These interim financial statements are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair statement of results of the interim periods presented. This report includes information condensed from and should be read in conjunction with the financial statements included in the Company's annual report on Form 10-K for the year ended June 30, 1994.


B - INVENTORIES

                                                                                    3/31/95                   6/30/94
                                                                                    -------                   -------
Raw materials                                                                        $1,397                    $1,319
Work in process                                                                       4,680                     1,622
Finished goods                                                                          626                       376
Stores and supplies                                                                     684                       660
                                                                                    -------                   -------
                                                                                     $7,387                    $3,977
                                                                                    =======                   =======

C - LONG TERM OBLIGATIONS

                                                                                    3/31/95                   6/30/94
                                                                                    -------                   -------
Long-term debt:
    Revolving credit borrowings                                                        $895                       $38
    Equipment purchase line borrowings                                                4,350
    7% term loan to bank                                                              4,912                     5,956
    9.5% Industrial Development Revenue Refunding Bond, Series 1991                   1,452                     1,785
    7.5% Ohio Development term loan                                                     459                       590
    7.35% Urban Development Action Grant                                                778                       810
                                                                                    -------                   -------
        Total long-term debt                                                         12,846                     9,179
Capitalized lease obligations                                                         2,626                     3,100
                                                                                    -------                   -------
        Total long-term obligations                                                  15,472                    12,279
Less current maturities of long-term obligations                                      3,412                     2,933
                                                                                    -------                   -------
        Total long-term obligations less current maturities                         $12,060                    $9,346
                                                                                    =======                   =======

     In July 1994, the Company renegotiated its banking arrangement with its primary lender, Comerica Bank. Under this new arrangement, the revolving credit borrowings, equipment purchase line borrowings, 7% term loan, and 9.5% Industrial Revenue Bonds are now unsecured.

    At March 31, 1995 the Company had approximately $3,105 available for borrowing under the revolving credit facility and $5,650 under the under the equipment purchase line facility.

    The Company's financing arrangements also contain various warranties and covenants. As of March 31, 1995, the Company was in compliance with these warranties and covenants.

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

     The Company plans to file the necessary documents with the PBGC and IRS during the fourth quarter of fiscal 1995 to begin the process of terminating this pension plan. The Company anticipates the settlement of obligations will occur during the second or third quarter of fiscal 1996.


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


F - CONTINGENCIES

     The Company is involved in various litigation arising in the normal course of business. It is not possible to determine the ultimate liability, if any, in these matters. In the opinion of management such litigation will not have a material effect on the consolidated financial position or results of operations of the Company.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
- ---------------------

Sales
- -----
     Sales for the year to date were 12%, or $6,753,000, higher than last year, and for the quarter were 16%, or $3,114,000, higher than last year. Sales at each of the Company's three core business units increased on a year to date basis. The largest portion of this increase was in cam follower rollers, due to continued strong engine build rates at the Company's automotive and diesel customers, combined with new business for Eaton Corporation under the $1.7 million contract announced in January 1994. Sales of testing services also increased due to the continued new model development activity by the "Big Three" and the trend toward outsourcing to preferred suppliers. Tooling revenues increased primarily due to new work started this year for General Motors to provide hard tooling for the 1997 Chevrolet Corsica/Beretta. Sales of molded and painted plastic parts decreased on a year to date basis, but increased in the quarter as compared to last year.


Gross Profit
- ------------
     Gross profit for the year to date, as a percentage of sales, increased to 26.3% from 25.0% for the same period in the prior year, and for the quarter remained virtually the same at 26.7% compared to 26.9% in the prior year. The increase for the year to date was due to higher sales in the Company's core business units, which generally experience higher margins, coupled with lower sales of molded and painted plastic products, which generally experience lower margins, along with increased capacity utilization.


Selling, General and Administrative (SG&A) Expenses
- ---------------------------------------------------
     SG&A expenses for the year to date increased $915,000 but as a percentage of sales represented a decrease to 14.0% from 14.1% the prior year. For the quarter, SG&A expenses decreased to 13.5% from 14.0% of sales, though the amount represented a $330,000 increase over the same period last year. The increase in total expenses was due to a one-time charge of $250,000 relative to the curtailment of a defined benefit pension plan in the first quarter, increased compensation costs associated with improved earnings, and increased costs associated with higher sales levels. Excluding the pension charge, SG&A expenses represented 13.6% of sales on a year to date basis, down from last year.


Interest Expense (Net of Interest Income)
- -----------------------------------------
     Net interest expense for the year to date decreased by $241,000 or 24% over the same period last year, and for the quarter decreased by $53,000 or 17% over the same period last year. These decreases were primarily due to lower average net borrowings at lower rates and capitalizing $124,000 of interest under the equipment purchase facility in the current year.


Income Taxes
- ------------
     Income tax expense, as a percentage of income before income taxes, was 36% for the year to date as compared to 30% for the same period last year. This difference in effective rates is due to future taxable amounts that must be considered in the computation of income taxes for the current year as required by SFAS No. 109 (see Note E to the condensed consolidated financial statements).

Outlook
- -------
     The Company expects strong demand in each business unit will enable it to maintain its pattern of sales and earnings improvement over the comparable prior year period in the fourth quarter, should market conditions in the U.S. transportation industry remain to be favorable.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
     Cash provided by operations for the year to date was $3,838,000, which along with borrowings under its revolving line of credit met working capital needs. Inventories increased $3,410,000 primarily due to work in process on the General Motors "P90" hard tooling project. In addition, accounts receivable increased by $1,266,000 and accounts payable and accruals increased $1,094,000, in response to higher sales and production levels. At the end of the quarter, the Company had a current ratio of 1.89 to 1.

     Interest-bearing debt increased $3,193,000 primarily from borrowings under the equipment purchase facility. At the end of the quarter, the Company had a debt to total capitalization ratio of 31%, up just slightly from 29% at the prior year end. Also as of the end of the quarter, the Company had approximately $3.1 million and $5.6 million available in additional borrowing capacity under its revolving and equipment lines of credit, respectively.

     The Company purchased $6,988,000 of equipment for the year to date, and had outstanding commitments to purchase approximately $2.3 million of equipment at the end of the quarter. Most of the equipment purchased in the current year was to support the expansion of production capacity for cam follower rollers. Based on currently expected levels of business, the Company now plans to spend a total of approximately $19 million for capital expenditures in fiscal 1995. Of this amount, approximately $14 million relates to new or increased sales, including $10 million for equipment for a third production facility for the Company's Precision Products subsidiary to support expanded manufacturing capacity. The Company has secured the necessary financing to fund its current outstanding commitments primarily from its equipment purchase facility and expects to fund its remaining planned fiscal 1995 capital expenditures through operating cash flow and the equipment purchase facility.

     On January 25, 1995, the board of directors declared the Company's first cash dividend to holders of its common stock since it became publicly owned in 1985. A quarterly cash dividend of $0.04 per share was paid on March 6, 1995, to shareholders of record as of February 15, 1995. In addition, a quarterly cash dividend of $0.04 per share was declared on April 26, 1995, payable on June 5, 1995 to shareholders of record on May 15, 1995. The Company anticipates future quarterly dividends, and does not expect its liquidity or capital resources to be materially affected by the payment of dividends.

PART II - OTHER INFORMATION


Item 5.   Other Information

          On April 26, 1995, the Company's Board of Directors approved a cash dividend of $0.04 per share on common stock, payable on June 5, 1995, to shareholders of record as of May 15, 1995.


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





Date: May 9, 1995
      -----------


                                        DEFIANCE, INC.


                                   By:  /s/ Jerry A. Cooper
                                        -------------------------------------
                                        President and Chief Executive Officer


                                        /s/ Michael J. Meier
                                        -------------------------------------
                                        Vice President - Finance and Chief
                                        Financial Officer


                                        /s/ James L. Treece
                                        -------------------------------------
                                        Chief Accounting Officer