Form 10-K
period 1995-06-30
DEFIANCE INC
filed 1995-08-16
CIK 775995

                                 FORM 10 - K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)
  [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                For the fiscal year ended       JUNE 30, 1995
                                                -------------

  [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   Commission file number       0-14044
                                                -------

                                DEFIANCE, INC.
                                --------------
            (Exact name of registrant as specified in its charter)

          Delaware                                       34-1526359
          --------                                       ----------
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                      Identification No.)


1111 Chester Ave., Suite 750, Cleveland, Ohio              44114-3516
---------------------------------------------              ----------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code      (216) 861-6300
                                                        --------------

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:


                                     None
                                     ----
          (Title of class and name of exchange on which registered)


Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:


                    Common Stock, par value $.05 per share
                    --------------------------------------
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.           Yes   X      No
                                                 -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of July 31, 1995, 6,546,950 shares of Common Stock of Defiance, Inc. were outstanding and the aggregate market value of such Common Stock held by non-affiliates (based upon the closing sale price on such date as reported on the NASDAQ National Market System) was approximately $41,703,000.


                      DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for Defiance, Inc.'s 1995 Annual Meeting of Shareholders are incorporated by reference to Part III of this Form 10-K Report.

                                    PART I

ITEM 1.   BUSINESS

GENERAL

Defiance, Inc. (the "Company"), incorporated in Delaware as a holding company in 1985, is a world-class supplier of precision machined metal components, tooling systems, testing services, and molded and painted plastic products primarily to original equipment manufacturers ("OEMs") and their suppliers in the United States transportation industry. The Company offers its customers quality products and services, ranging from engineering and design of a part or assembly, through analysis, prototype and physical testing, to tooling and production.

The Company's subsidiaries operate through the following strategic business units:

Precision Machined Components
-----------------------------
Defiance Precision Products, Inc. ("Precision Products") manufactures cam follower rollers and other hardened and precision machined metal engine and drive-train components, primarily for the domestic automobile, light truck, and heavy-duty truck markets. Precision Products' principal product, the cam follower roller ("CFR"), is a component used in the valve lifter assemblies of gasoline and diesel engines that replaces the sliding surface between the valve lifter and the camshaft with a roller element, reducing valve train friction and increasing engine efficiency and durability in roller equipped engines. Because of their application, CFRs must be manufactured to extremely precise specifications.

Tooling Systems
---------------
Hy-Form Products, Inc. ("Hy-Form"), Binderline Development, Inc. ("Binderline"), and Draftline Engineering Company ("Draftline"), provide full prototype and production tooling systems primarily to the domestic automotive industry. A full "turn-key" project management service is offered to customers, taking a conceptual design from soft tooling and prototype dies through to the tryout of the production hard tooling dies. Together, these companies design and produce models, patterns, fixtures, soft prototype tooling, hard production tooling, and aids to hard tooling and supply computerized machine tool cutter paths, laser processing, CNC (computer numerical control) machining, and CMM (coordinate measuring machine) certification. Typical parts for which prototypes and production tooling are made are stamped from sheet metal, and include exterior body panels such as hoods, roofs, doors, and fenders, interior seating components and brackets, and structural, suspension, and frame components.

Testing Services
----------------
SMTC Corporation ("SMTC") provides of a full range of product design, engineering analysis, and experimental testing and simulation services of structural and mechanical systems, ranging from single components to complete vehicle development projects, primarily for the U.S. transportation industry. Physical testing services include product durability testing, experimental stress analysis, product validation testing, environmental testing, noise and vibration testing, and road simulation. Testing is performed on a wide range of components from bumpers, seating, and seat belt assemblies to entire vehicle environmental and road simulation. Engineering consulting services include new product design, finite element modeling and analysis, kinematics analysis, experimental dynamics, variation simulation analysis, and vehicle development programs for parts such as vehicle bodies, suspensions, and engine components. Computer aided engineering techniques such as computerized simulated testing of prototypes are used to help in the design process of new products at an early stage in the product development cycle.

Molded and Painted Plastic Products
-----------------------------------
Vaungarde, Incorporated ("Vaungarde") molds plastic parts produced by reaction injection molding ("RIM") processes, and paints plastic parts of various polymers produced internally or provided by other molders, primarily serving the domestic automotive, heavy truck, agricultural, and recreational vehicle industries. RIM processing involves the impingement and mixing of two or more liquid polymer components, followed by injection under relatively low pressure into a mold cavity. The chemical reaction of the polymers causes them to solidify in the shape of the mold, forming a thermoset plastic material. An advantage of RIM processed plastic parts is that they are an economical alternative to many other types of materials. In addition, the design flexibility of RIM allows the production of large, complex parts, incorporating a multitude of assemblies in one design. Typical parts produced or painted by Vaungarde include vehicle bumpers, spoilers, and facias, snowmobile hoods, and bus grilles.

Sales by strategic business unit as a percentage of the Company's total sales are as follows:


                                                                     Year ended June 30,
                                                   1995                      1994                      1993
                                               --------------------------------------------------------------
    Precision Machined Components                   38%                       37%                       34%
    Tooling Systems                                 27%                       25%                       23%
    Testing Services                                23%                       25%                       21%
    Molded and Painted Plastic Products             12%                       13%                       22%
                                               --------------------------------------------------------------
                                                   100%                      100%                      100%
                                               ==============================================================

CURRENT YEAR DEVELOPMENTS

Precision Machined Components
-----------------------------
Sales under a new contract to supply additional CFRs to Eaton Corporation began during fiscal 1995, adding approximately $1.7 million in sales during the year. In addition, a new contract to supply additional CFRs to a division of General Motors in support of its light truck roller program is expected to add over $7 million per year in sales beginning in fiscal 1996. Both of these contracts were announced during fiscal 1994. These agreements also extended Precision Products' current contracts with these customers for this type of business on a long-term basis. During fiscal 1995 the Company also opened a third production facility in Upper Sandusky, Ohio to provide added capacity for CFR production and to produce other precision engine parts, such as the axles upon which CFRs are mounted. The new facility, incorporating approximately $10 million in new equipment, is expected to be fully operational in early fiscal 1996. Capital spending during the year, which included the new equipment for the Upper Sandusky facility, was focused on expanded capacity for gasoline engine CFR production, upgrades of existing grinding equipment and manufacturing process improvements.

Tooling Systems
---------------
Hy-Form, Binderline, and Draftline are an integrated full-service automotive Tooling Systems unit, having added hard tooling to the Company's die-making capabilities during fiscal 1994. This expanded capability led to a $9.5 million contract with General Motors to design and build prototype and production tools to form quarter and body side frame panels for a 1997 model year automobile during fiscal 1995 and 1996. In addition, the Company was added to Ford's preferred supplier list in fiscal 1995 to quote hard die tryouts for production dies and other tooling work. Capital spending during the year enhanced existing press, milling, CMM and laser trimming capacity, added hardware and software to continue to support customers' proprietary CAD software requirements, and updated and remodeled the binder development and die design facilities.

Testing Services
----------------
SMTC continued to benefit in fiscal 1995 from increased automotive product improvement and development projects by its customers. Domestic automakers continue to shift greater responsibility for component design, engineering, and testing to their suppliers, as they focus more upon their core competency in the assembly of vehicles. In addition, demand continued to grow for testing due to safety and quality issues, as well as ongoing pressure by the marketplace to shorten the product development cycle. During fiscal 1995 the Company received a long-term blanket purchase order from Jeep Truck Engineering to perform full-vehicle road simulation testing on light trucks. Full-vehicle simulation systems, used in conjunction with traditional proving ground testing, allow an automaker to dramatically reduce the cost and time required to test a vehicle, as well as enhance the quality of data acquired in the process. Also during the year, SMTC reached an agreement with Ford to act as its purchasing representative for Engineering Testing and Computer Modeling requirements on purchase orders up to $50,000. Capital spending during the year added capacity and enhanced capabilities in the areas of full-vehicle road simulation, data acquisition, and noise, vibration, and harshness ("NVH") testing.

Molded and Painted Plastic Products
-----------------------------------
During fiscal 1995 Vaungarde's operations continued to improve, owing to new management put in place during fiscal 1994 and improved information systems, cost controls and process improvements. Following the loss of a major contract at the end of fiscal 1993, marketing efforts in fiscal 1994 and 1995 have focused on new automotive and non-automotive RIM and painting business. New business obtained during the past two years, which has replaced a portion of the volume lost from fiscal 1993, was primarily from non-automotive customers. During fiscal

1995, Vaungarde received purchase orders from three new customers to paint plastic parts amounting to approximately $3 million in sales on an annualized basis. Capital spending during the year was in support of new business and manufacturing process improvements.

MARKETING

Substantially all the Company's sales are to domestic OEMs and their suppliers. Each of the Company's subsidiaries maintains an internal sales force and engages independent sales representatives who work closely with existing customers and solicit new customers. Sales are made under various types of long and short term arrangements, generally under purchase orders received from customers, which include fixed price contracts, cost plus fixed fee contracts, and time and material contracts.

PATENTS, TRADEMARKS AND LICENSES

Patents, trademarks and licenses are not generally significant for the Company or the industry in which it competes.

RAW MATERIALS

Raw materials used in the Company's operations are generally available from several sources and in the quantities needed. Multiple vendor sources for critical raw materials and supplies have been established over the past several years.

COMPETITION

The U.S. transportation industry, the principal market for the Company's products and services, is highly competitive, and suppliers to OEMs and others in the U.S. transportation industry operate under highly competitive conditions. Competition is based on quality, price, service, and other factors, with the relative importance of such factors varying among the Company's products and services. In particular, the Company and its subsidiaries compete with many suppliers to the automobile and truck manufacturers, including several U.S. and Japanese suppliers that are larger and have substantially greater resources than the Company.

SEASONALITY AND BACKLOG

Sales of the Company's products and services are not seasonal. The Company believes its backlog, because of the nature of the business, is not indicative of the level of its present or future business.

WORKING CAPITAL PRACTICES

Owing to the nature of its business, the Company is not required to carry significant amounts of inventories to meet rapid delivery requirements of its precision machined components or plastic products customers, or assure itself of a continuous allotment of goods from suppliers. The Company's manufacturing processes in these business units are generally performed with a short turnaround time, and the scheduling of manufacturing activities from customer orders generally includes enough lead time to assure delivery of adequate supplies of raw materials. Inventories related to tooling contracts tend to be longer term in nature, in that a tooling job can take several months to complete, though the scheduling of production activities generally allows sufficient lead time to assure delivery of adequate supplies of raw materials. The Company does not generally provide extended payment terms to its customers; however, like many of its competitors, the Company sells a substantial amount of goods and services to other OEM suppliers. It is common for these other OEM suppliers to delay payment for goods and services to their suppliers until payment is received by them from the OEMs. Progress payments are generally made for tooling work covering several months, and are negotiated at the time of order. The Company generally allows its customers to return merchandise for failure to meet certain pre-agreed quality standards; however, the Company employs quality assurance practices that minimize such returns. Customers returns have not been a significant problem.

PRINCIPAL CUSTOMERS

The Company's principal customers for its products and services are General Motors Corporation, Ford Motor Company, Chrysler Corporation (the "Big Three") and their respective suppliers. Direct sales to principal customers as a percentage of the Company's total sales are as follows:


                                                            Year Ended June 30,
                                                        1995       1994       1993
                                                        ---------------------------
Big Three:
----------
     General Motors Corporation                           22%        17%        17%
     Ford Motor Company                                   17%        25%        21%
     Chrysler Corporation                                  5%         4%         4%
                                                        ---------------------------
                                                          44%        46%        42%
Others over 10% of consolidated sales:
--------------------------------------
     Eaton Corporation                                    13%        11%        13%
     American Sunroof Company                             ---        ---        13%

EMPLOYEES

As of June 30, 1995, the Company employed 902 persons, of which 144 production personnel of Precision Products were represented by the United Auto Workers. The current contract between Precision Products and the UAW was signed in May 1994, and expires in November 1998. Production personnel at Vaungarde voted to be represented by the United Auto Workers but no contract has been negotiated as of this date, though cooperative bargaining efforts continue. The Company's other subsidiaries are not unionized.

GOVERNMENT REGULATION

Management of the Company believes that compliance with applicable Federal, state, and local environmental laws and regulations has not had nor should have any material effect upon the capital expenditures, net income, or competitive position of the Company.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:


Name                                    Age       Position
----                                    ---       --------
Thomas H. Roulston II                   62        Chairman of the Board and Director (1)
Jerry A. Cooper                         56        President, Chief Executive Officer and Director (2)
Michael J. Meier                        41        VP-Finance, Chief Financial Officer, Secretary and Treasurer
James L. Treece                         57        Chief Accounting Officer and Assistant Treasurer
Leonard V. Matlock, Jr.                 48        Corporate Controller and Assistant Secretary

(1) Term as director expires in 1996
(2) Term as director expires in 1995


Thomas H. Roulston has served as Chairman of the Board since 1990. Mr. Roulston has been the chairman of the board of Roulston & Company, Inc. of Cleveland, Ohio since 1990, and served as president of Roulston & Company, Inc. from 1963 until 1990. Roulston & Company, Inc. is a registered investment advisor.

Jerry A. Cooper joined the Company in 1992 as President and Chief Executive Officer. From 1990 until joining the Company, Mr. Cooper was president and chief executive officer of Bettcher Manufacturing Corporation. Bettcher is a metal forming company serving various industries, located in Cleveland, Ohio. From 1977 to 1990 he was president and general manager of Mather Seal Company, a subsidiary of Federal-Mogul Corporation. Mather Seal is a manufacturer of Teflon(tm) seals and specialty products for industry, located in Milan, Michigan.

Michael J. Meier joined the Company in 1988 as Corporate Controller, and in 1990 was named VP-Finance, Chief Financial Officer, Secretary, and Treasurer. Prior to joining the Company, Mr. Meier held various positions in both public accounting and private industry accounting and finance.

James L. Treece joined the Company in 1990 as Corporate Controller and in 1992 was named Chief Accounting Officer and Assistant Treasurer. Prior to joining the Company, Mr. Treece was assistant treasurer of HCR Corporation, a publicly-held health care company, from 1981 until 1989, and from 1977 until 1981 was controller of Wolfe Industries Construction Company, which became part of HCR Corporation.

Leonard V. Matlock, Jr. has served as Corporate Controller and Assistant Secretary of the Company since December 1993. From 1985 until joining the Company, Mr. Matlock was controller of Teledyne Hyson, a division of Teledyne, Inc. Teledyne Hyson is a manufacturer of metal stamping die controls. Prior to 1980, Mr. Matlock held various accounting related positions in private industry.

No executive officer has any family relationship to any other executive officer or director of the Company, except Thomas H. Roulston who is the father of Scott D. Roulston, a director of the Company. Each executive officer holds office until the first meeting of the Board of Directors of the Company following the next annual meeting of stockholders of the Company and his successor shall have been elected and qualified, or until his earlier resignation or removal from office.

ITEM 2. PROPERTIES

The following are the principal properties of the Company as of June 30, 1995:

                                              Area in        Owned /
Location                                  Square Feet        Leased         Primary use
--------                                  -----------        -------        -----------
Defiance, Inc.
   1111 Chester Ave., Cleveland, OH             2,800         Leased       Corporate offices

Defiance Precision Products, Inc.
   1125 Precision Way, Defiance, OH            90,000         Owned        Manufacturing plant and offices
   1190 Precision Way, Defiance, OH            40,000         Owned        Manufacturing plant
   1815 Baltimore Rd., Defiance, OH             6,000         Leased       Product development facility
   250 Commerce Way, Upper Sandusky, OH        78,000         Leased       Manufacturing plant

Hy-Form Products, Inc.
   35588 Veronica Drive, Livonia, MI           19,200         Owned        Production facility and offices
   35572 Veronica Drive, Livonia, MI           12,400         Leased       Production facility
   35569 Industrial Drive, Livonia, MI         12,400         Leased       Production facility
   35684 Veronica Drive, Livonia, MI           12,400         Leased       Production facility
   12800 East Ten Mile Rd., Warren, MI         80,000         Leased       Production facility

SMTC Corporation
   1960 Ring Drive, Troy, MI                   42,000         Leased       Offices and testing facilities
   5859 Executive Drive, Westland, MI          29,000         Leased       Offices and testing facilities
   5950 Executive Drive, Westland, MI           7,800         Leased       Offices and testing facilities
   5717 Executive Drive, Westland, MI           9,663         Leased       Offices and testing facilities
   5727 Executive Drive, Westland, MI          20,000         Leased       Offices and testing facilities
   5770 Hix Road, Westland, MI                 24,600         Leased       Offices and testing facilities

Vaungarde, Inc.
   1000 Bradley Street, Owosso, MI            100,000         Owned        Manufacturing plant and offices
    630 South Chestnut Street, Owosso, MI      28,000         Leased       Manufacturing plant
   1040 Aiken Road, Owosso, MI                 20,000         Leased       Manufacturing plant

Binderline Development, Inc.
Draftline Engineering Company
   33100 Freeway Dr., St. Clair Shores, MI     42,500         Owned         Production facility and offices

The Company considers its properties to be suitable and adequate for its present needs. The properties are being fully utilized, though utilization can vary with production levels.

ITEM 3. LEGAL PROCEEDINGS

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

Not applicable

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S CAPITAL STOCK AND RELATED STOCKHOLDER MATTERS

The principal market on which the Company's Common Stock is traded is the NASDAQ National Market System (NASDAQ Symbol DEFI). The following table indicates the high and low sales prices of the Company's Common Stock reported on the NASDAQ National Market System Summary of Activity and the cash dividends declared per share for each full quarterly period within the two most recent fiscal years:

                                                                     Market Price
                                                                  ------------------       Dividends
                                                                   High         Low        Declared
                                                                  -------     -------      --------
Fiscal 1995
-----------
    First quarter (July 1, 1994 -  September 30, 1994)            $7.5625     $5.5000          ---
    Second quarter (October 1, 1994 -  December 31, 1994)          7.5000      6.0000          ---
    Third quarter (January 1, 1995 -  March 31, 1995)              7.6250      6.2500        $0.04
    Fourth quarter (April 1, 1995 -  June 30, 1995)                7.0000      6.1250         0.04
                                                                                             -----
         Total                                                                               $0.08
                                                                                             =====
Fiscal 1994
-----------
    First quarter (July 1, 1993 -  September 30, 1993)            $8.1250     $6.0000          ---
    Second quarter (October 1, 1993 -  December 31, 1993)          9.2500      7.3750          ---
    Third quarter (January 1, 1994 -  March 31, 1994)             10.1250      6.7500          ---
    Fourth quarter (April 1, 1994 -  June 30, 1994)                8.2500      6.1250          ---
                                                                                             -----
         Total                                                                                 ---
                                                                                             =====

As of July 31, 1995 the Company had 327 stockholders of record. This figure does not include those persons who hold the Company's stock through nominee accounts, otherwise known as "street name" shareholders. Including street name shareholders, the Company estimates it has 2,750 stockholders.

The Company expects its practice of paying quarterly dividends on its Common stock will continue, although future dividends will continue to depend upon the Company's earnings, capital requirements, financial condition and other factors.

ITEM 6. SELECTED FINANCIAL DATA

                                                  DEFIANCE, INC. AND SUBSIDIARIES
                                                 FIVE YEAR SELECTED FINANCIAL DATA
                                             (In thousands, except per share amounts)

                                                                              Year Ended June 30,
                                                               1995       1994        1993        1992        1991
                                                             -------     -------     -------     -------     -------
Net sales                                                    $92,532     $81,645     $79,217     $69,559     $59,132

Earnings (loss) before cumulative effect of
   accounting change                                          $6,594      $5,437      $3,432        $909       ($940)
Cumulative effect of accounting change                          ---          564         ---         ---         ---
                                                             -------------------------------------------------------
           Net earnings (loss)                                $6,594      $6,001      $3,432        $909       ($940)
                                                             =======================================================
Per share:
   Earnings (loss) before cumulative effect of
      accounting change                                        $0.98       $0.81       $0.54       $0.15      ($0.16)
   Cumulative effect of accounting change                       ---         0.09         ---         ---         ---
                                                             -------------------------------------------------------
           Net earnings (loss) per common share                $0.98       $0.90       $0.54       $0.15      ($0.16)
                                                             =======================================================
Working capital (deficiency)                                 $11,816     $10,112      $9,569       ($341)    ($1,747)
Cost in excess of net assets of acquired
   companies (goodwill) -- net of amortization                $6,769      $7,085      $7,400      $7,715      $7,913
Total assets                                                 $77,008     $54,535     $51,737     $50,073     $49,558
Short-term interest bearing obligations                       $4,299      $2,933      $2,343     $10,941      $9,544
Long-term interest bearing obligations                       $17,182      $9,346     $13,685      $9,995     $12,691
Stockholders' equity                                         $36,296     $30,174     $24,081     $20,157     $19,037

Dividends paid                                                  $523         ---         ---         ---         ---

                      --------------------------------------------------------------------------------------

                                                  DEFIANCE, INC. AND SUBSIDIARIES
                                                  UNAUDITED QUARTERLY INFORMATION
                                         (Amounts in thousands, except per share amounts)

                                                              First      Second       Third      Fourth
                                                             Quarter     Quarter     Quarter     Quarter     Total
                                                             -------     -------     -------     -------     -------
Fiscal 1995
-----------
Net sales                                                    $21,574     $20,977     $23,085     $26,896      $92,532
Gross profit                                                  $5,677      $5,408      $6,158      $6,674      $23,917
Net earnings                                                  $1,501      $1,426      $1,743      $1,924       $6,594
Earnings per share                                             $0.22       $0.22       $0.26       $0.28        $0.98

Fiscal 1994
-----------
Net sales                                                    $19,235     $19,677     $19,971     $22,762      $81,645
Gross profit                                                  $4,434      $4,900      $5,216      $5,970      $20,520

Earnings before cumulative effect of accounting change        $1,003      $1,070      $1,542      $1,822       $5,437
Cumulative effect of accounting change                           564         ---         ---         ---          564
                                                              -------------------------------------------------------
                 Net earnings                                 $1,567      $1,070       $1,542     $1,822       $6,001
                                                              =======================================================
Per share:
  Earnings before cumulative effect of accounting change       $0.15       $0.16        $0.23      $0.27        $0.81
  Cumulative effect of accounting change                        0.09         ---          ---        ---         0.09
                                                              -------------------------------------------------------
                 Net earnings per common share                 $0.24       $0.16        $0.23      $0.27        $0.90
                                                               ======================================================


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth certain items from Defiance, Inc.'s Consolidated Statement of Operations as a percentage of net sales for the fiscal years ended June 30, 1995 ("1995"), June 30, 1994 ("1994") and June 30, 1993 ("1993"):

                                                                       1995          1994         1993
                                                                      ---------------------------------
Net sales                                                              100.0         100.0        100.0
Cost of goods sold                                                      74.2          74.9         77.9
                                                                      ---------------------------------
      Gross profit                                                      25.8          25.1         22.1
Selling, general and administrative expenses                            13.7          13.6         12.9
                                                                      ---------------------------------
      Operating earnings                                                12.1          11.5          9.2
Interest (expense) - net                                                (1.1)         (1.6)        (2.1)
Other income (expense)                                                                 0.1         (0.1)
                                                                      ---------------------------------
      Earnings before income tax provision and cumulative
       effect of accounting change                                      11.0          10.0          7.0
Income tax provision                                                     3.9           3.3          2.7
                                                                      ---------------------------------
      Earnings before cumulative effect of accounting change             7.1           6.7          4.3
Cumulative effect of accounting change - income taxes                                  0.7
                                                                      ---------------------------------
      Net earnings                                                       7.1           7.4          4.3
                                                                      =================================

Net sales
----------

Net sales for 1995 were up by $10,887,000, or 13.3% from 1994. Sales of cam follower rollers and other precision machined metal components were up 17% due to continued strong engine build rates at the Company's automotive and diesel customers, combined with new business for Eaton Corporation under a contract announced in 1994. Sales of testing services also increased 4% due to the continued new model development activity by domestic automakers and the continuing trend toward outsourcing to preferred suppliers. Tooling revenues increased 24% primarily due to new work started in 1995 for General Motors to provide hard tooling for the 1997 Chevrolet Corsica and Beretta. Sales of molded and painted plastic parts were essentially unchanged from the prior year.

Net sales for 1994 were up by $2,428,000, or 3.1% from 1993.   This increase
was moderated considerably by the loss of a major contract at Vaungarde as of the end of the prior fiscal year. The loss of revenue from this contract contributed to a decrease in sales at Vaungarde of $6.9 million, or 38% from 1993. Sales at the other subsidiaries were up a total of $9.3 million, or 15% over the prior year. Sales of cam follower rollers and other precision machined metal components were up 11% in response to strong engine build rates at automotive and diesel customers, along with the growing use of cam follower rollers in gasoline engines. Revenues from testing services were up 23% over the prior year, due to continuing increases in testing support and outsourcing by the Big Three, and the full year effect of testing capacity added in the prior year. Revenues from tooling services were up 15% due to a higher level of tooling and prototyping activity associated with increased new model programs by the Big Three.

Gross profit percentage
-----------------------

Gross profit for 1995, as a percentage of net sales, increased to 25.8% from 25.1% in the prior year, which represents a $3,397,000 increase from 1994, the fourth straight year of improvement in gross profit percentage. The increase was due to a mix of higher sales in the Company's core business units, comprised of tooling systems, testing services and precision machined components, which generally experience higher margins, coupled with productivity improvements and increased capacity utilization.

Gross profit for 1994, as a percentage of net sales, increased to 25.1% from 22.1% in the prior year, which represents a $2,989,000 increase from 1993. The increase is a result of continued growth in sales of precision machined metal components and revenues from testing and tooling services, along with continued success in cost containment, process improvement, and productivity improvement programs.

Selling, general and administrative (SG&A) expenses
---------------------------------------------------

SG&A expenses for 1995, as a percentage of sales, increased to 13.7% from 13.6%, representing a $1,603,000 increase from 1994. This increase is due to a one-time charge of $250,000 relative to the curtailment of a defined benefit pension plan, increased compensation costs associated with improved earnings, and increased costs associated with higher sales levels. Excluding the pension charge, SG&A expenses represented 13.5% of sales, down from 1994.

SG&A expenses for 1994, as a percentage of sales, increased to 13.6% from 12.9%, representing an $842,000 increase from 1993. This increase resulted primarily from company contributions to a 401(k) plan which was established July 1, 1993 (see Note F to the Consolidated Financial Statements), increased profit sharing and incentive plan costs under programs that cover virtually all employees and are tied to profitability, and increases in franchise taxes and product development costs.

Interest income and expense
---------------------------

Interest expense, net of interest income, for 1995 decreased $311,000 or 24% from 1994, and for 1994 decreased $394,000 or 23% from 1993. These decreases were due to lower average net borrowings at lower effective interest rates, a result of the Company's continued improvement in the terms of its credit facility. In addition, $264,000 of interest was capitalized during 1995 under the equipment purchase facility.

Income taxes
------------

The effective income tax rate for 1995 was 35.6%, as compared to 33.2% in 1994 and 38.0% in 1993. The difference in effective rates is due to future taxable amounts that must be considered in the computation of income taxes for the current year as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109).

Effective July 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by SFAS 109.
As permitted by the rules, prior years' financial statements were not restated, and the cumulative effect of adopting SFAS 109 as of July 1, 1993 was to increase 1994 net income by $564,000, or $0.09 per share. For an analysis of income taxes, see Note G to the Consolidated Financial Statements.

Trends in operations
--------------------

The domestic automobile and light truck industry experienced steady growth from 1992 through 1994, with total vehicle sales increasing from 13.1 million in 1992 to 14.2 million in 1993 and 15.5 million in 1994. Total vehicle sales for 1995 are currently estimated by industry analysts at 14.7 million units. Although sales have slowed in 1995, total volume remains at relatively high levels, with strong sales and earnings for the domestic auto and light truck industry over the past two years.

Trends in the domestic auto industry are driven by automakers' needs, causing the actions of their suppliers to be reactive to automakers' demands, rather than proactive. Increased outsourcing by the Big Three is occurring as they focus on being assemblers of vehicles as compared to manufacturers of vehicles. In addition, consolidation of the supplier base is causing increased customer selectivity among a more limited supplier group by the automakers to simplify purchasing and improve quality. In response to these trends, suppliers are finding it necessary to distinguish themselves from others by providing higher quality products and services at lower prices.

Management expects Defiance to continue to benefit from these industry trends. Automobile and truck producers are increasingly outsourcing design and testing work previously done in-house. Shorter production cycles and the need to improve quality has created increased demand for design and testing services. As automotive companies reduce the number of suppliers they use, established suppliers such as Defiance will have opportunities for additional work.

The Company's core subsidiaries are organized into three strategic business units: Tooling Systems, Testing Services and Precision Machined Components. Each of these units seeks to create a competitive advantage through technological and manufacturing niches utilizing research, development, engineering and design capabilities to differentiate it from its competitors. In addition, each business unit stresses systems capabilities as compared to supplying only individual components, to save its customers time and money. The strategy in fiscal 1996 is to expand the Company's already strong position in these niche markets through capital investments focused on increased capacity and improvements in process and manufacturing capabilities. Longer term, the Company expects to evaluate acquisitions that fit this strategic direction.
The Company's fourth unit, Vaungarde, has been in a turnaround mode during the past two fiscal years, and current efforts by Vaungarde management are focused on obtaining additional business and continuing the progress made to date in cost control and process improvement.

The upward trend in Defiance's operating results in 1995 is indicative of the Company's future plans. Sales and operating profits are expected to continue to grow at a strong pace in fiscal 1996 if the domestic automobile and heavy-duty truck markets remain reasonably strong. Defiance will begin production in fiscal 1996 at its new production facility in Upper Sandusky, Ohio to meet the growing demand for cam follower rollers and axles. The cam follower roller and axle market is expected to grow faster than the overall automotive industry for the next several years.

Inflation over the past three years has affected the Company's cost of raw materials while selling prices have remained relatively constant under pricing pressures from the Big Three. Most of these cost increases have been offset, however, through process improvements, gains in productivity and arrangements with some customers to share cost increases.

All production personnel of Precision Products are represented by the United Auto Workers. The current contract between Precision Products and the UAW was signed in May 1994, and expires in November 1998. Production personnel at Vaungarde voted to be represented by the United Auto Workers but no contract has been negotiated as of this date, though cooperative bargaining efforts continue. The Company's other subsidiaries are not unionized.

FINANCIAL CONDITION (LIQUIDITY AND CAPITAL RESOURCES)

The following includes certain items and analyses derived from Defiance, Inc.'s Consolidated Statement of Cash Flows and Consolidated Balance Sheet for fiscal years 1995, 1994 and 1993:

Operating activities and working capital
----------------------------------------                     (All dollar amounts in thousands)
                                                         1995              1994               1993
                                                       ---------------------------------------------
Net earnings                                           $ 6,594            $ 6,001            $ 3,432
Items not affecting cash                                 4,467              3,543              5,488
Changes in working capital components                   (3,027)               (58)            (1,432)
                                                       ---------------------------------------------
      Cash provided by operating activities              8,034              9,486              7,488
      Increase (decrease) over prior year               (1,452)             1,998              4,000

Current assets                                         $33,148            $22,779            $21,157
Current liabilities                                     21,332             12,667             11,588
                                                       ---------------------------------------------
      Working capital                                   11,816             10,112              9,569
      Current ratio                                       1.56               1.80               1.83

Cash provided by operating activities was $8,034,000 in 1995, compared to operating cash flows of $9,486,000 in 1994 and $7,488,000 in 1993. Net cash used for changes in working capital components in 1995 of $3,027,000 was primarily due to increased work in process inventory levels related to a major hard tooling contract, increased accounts receivable in response to higher sales levels and increased prepaid expenses from the recording of preoperating costs, partially offset by increases in payables and accruals related to increased production levels, incentive bonus accruals, Federal income tax accruals and amounts owed for fixed assets purchased in June of 1995. Net cash used for changes in working capital components in 1994 of $58,000 was due to modest increases in inventories, offset by modest decreases in receivables and increases in payables and accruals. Net cash used for changes in working capital components in 1993 of $1,432,000 was due to increases in accounts receivable related to increased sales levels, partially offset by increases in payables and accruals. Working capital at the end of 1995 stood at $11,816,000, a current ratio of 1.56 to 1. At the end of 1994 and 1993, the current ratio was 1.80 and 1.83 to 1, respectively. Though the current ratio declined in 1995, working capital increased by $1,704,000. Days' sales outstanding in accounts receivable have averaged over 60 days the past three years, which is indicative of the industry in which the Company operates. Many of Defiance's customers are suppliers to the major automotive companies, and these suppliers are often not in a position to pay Defiance until they have received payment from their customers. Inventory turnover for 1995 was substantially lower than it has been the past two years. This is related to new contracts in 1995 for hard tooling, which tend to be longer term in nature since a tooling job can take several months to complete.

Financing activities and banking facility
-----------------------------------------                        (All dollar amounts in thousands)
                                                             1995              1994               1993
                                                           ---------------------------------------------
Total short and long term obligations                      $21,481            $12,279            $16,028
      Increase (decrease) from prior year                    9,202             (3,749)            (4,908)

Total capitalization (debt above plus equity)              $57,777            $42,453            $40,109
      Debt to total capitalization ratio                     37.2%              28.9%              40.0%

Cash generated from exercise of employee stock options         $51                $92               $492

Dividends paid                                                $523                ---                ---

Year end unused borrowing capacity under lines of credit    $4,000             $6,962             $5,032

Total interest-bearing debt increased $9,202,000 in 1995 due to borrowings for the purchase of equipment. Total debt dropped $8,657,000 during 1993 and 1994, when higher interest rate loans were identified and paid off early to reduce debt and interest expense. As a result of these efforts, debt to total capitalization has been reduced from over 50% at the end of 1992 to 37% at the end of 1995. The Company generated $635,000 over the past three years through the sale of common stock from the exercise of employee stock options, and paid a total of $523,000 in dividends during 1995.

The Company's current banking arrangement with its primary lender, effective August 1995, includes a $6,000,000 two year revolving line of credit to support working capital needs and a $6,000,000 equipment purchase line of credit to help fund its capital spending plans for 1996. The equipment purchase line expires August 1996, at which time the balance will be converted to a five or seven year term loan. All borrowings under these facilities are at rates below prime. At June 30, 1995, the Company had $4,000,000 in additional borrowing capacity under the previous revolving credit agreement, which was replaced by the new $6,000,000 revolver discussed above.

In July 1994, the Company renegotiated its banking arrangement with its primary lender. Under this arrangement, all borrowings with the bank became unsecured and the Company was no longer restricted from paying dividends. This facility included a $4,000,000 two year revolving line of credit and a $10,000,000 equipment purchase line of credit. During 1995, the equipment purchase facility was increased to $12,000,000, all of which was borrowed during the year, and these borrowings were converted to a seven year term note in July 1995.

In August 1993, the Company renegotiated its previous banking arrangement on a long term basis. This arrangement consisted of a two year revolving credit facility and a $7,000,000 five year term loan at a fixed rate of 7%. The five year term loan was used to retire existing term loans and line of credit balances. This arrangement also removed fund transfer restrictions that existed between the Company and its subsidiaries.

Investing activities
--------------------                                                          (All dollar amounts in thousands)
                                                                                 1995        1994       1993
                                                                             ----------------------------------
Capital expenditures, including assets acquired under capitalized leases      $16,295       $6,155       $3,242
Depreciation and amortization of property, plant and equipment                  4,126        3,831        3,807

Capital expenditures in 1995 totaled $16,295,000, of which $10 million was related to equipment for a new production facility for expanded capacity for gasoline engine CFR and axle production and $3 million was related to the purchase and installation of equipment supporting expanded capacity in full-vehicle road simulation testing. The remainder of the capital spending was for upgrades to existing equipment, manufacturing process improvements and asset replacements. Approximately half of the capital expenditures in 1994 were in support of new or increased sales, while the remaining capital spending in 1994 and 1993 focused largely on asset replacement, cost reduction and productivity improvement programs.

Trends in liquidity and capital resources
-----------------------------------------
With the Company's entry into the hard tooling business, which has greater working capital demands than the company's other lines of business, it is anticipated that working capital requirements in fiscal 1996 will be similar to those of fiscal 1995. Liquidity in fiscal 1996 is expected to continue to be adequate to meet operating needs through profitability and resulting cash flows, along with borrowing capacity under the revolving line of credit. Liquidity is defined as the ability of an enterprise to mobilize cash to support operating needs.

Based on currently expected levels of business, the Company plans to spend approximately $5 million in capital expenditures in fiscal 1996 relative to asset replacements, cost reduction, and productivity improvement programs. Additional capital expenditures relating to new or increased sales are currently estimated at $7 million. Of this amount, the Company plans to spend approximately $5 million on equipment to support expanded capacity to manufacture cam follower rollers and other precision machined metal components to meet increased demand for these products.

At June 30, 1995, the Company has noncancelable outstanding commitments for capital expenditures of approximately $3.5 million. The Company has secured the necessary financing to fund these commitments, and expects to fund its remaining planned fiscal 1996 capital expenditures through operating cash flow and the equipment purchase facility from its primary lender. In addition, the Company's status as an unsecured borrower from its primary lender and relatively low debt to total capitalization ratio reflects favorably on the Company's ability to generate additional sources of capital in the future, should they be required.

In January 1995, the Company declared its first cash dividend to holders of its common stock since it became publicly owned in 1985. A quarterly cash dividend of four cents per share was paid in the first and second calendar quarters of 1995. The Company anticipates future quarterly dividends, and does not expect its liquidity or capital resources to be materially affected by the payment of dividends.

Certain credit agreements of the Company contain various warranties and covenants. As of June 30, 1995, the Company is in compliance with all of these covenants, and expects to be in compliance with these covenants in fiscal 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Index to Financial Statements of Defiance, Inc. and Subsidiaries                                           Page
----------------------------------------------------------------                                           ----
Report of Independent Auditors -- Ernst & Young LLP                                                         17
Report of Independent Accountants -- Coopers & Lybrand L.L.P.                                               18
Consolidated Balance Sheet at June 30, 1995 and 1994                                                        19
Consolidated Statement of Operations for the years ended June 30, 1995, 1994 and 1993                       21
Consolidated Statement of Stockholders' Equity for the years ended June 30, 1995, 1994 and 1993             22
Consolidated Statement of Cash Flows for the years ended June 30, 1995, 1994 and 1993                       23
Notes to Consolidated Financial Statements                                                                  24

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Defiance, Inc.

We have audited the accompanying consolidated balance sheets of Defiance, Inc. as of June 30, 1995 and 1994 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule for the years ended June 30, 1995 and 1994, listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit. The consolidated financial statements and financial statement schedules of Defiance, Inc. for the year ended June 30, 1993 were audited by other auditors whose report dated August 25, 1993 expressed an unqualified opinion on those statements and schedules.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the 1995 and 1994 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Defiance, Inc. at June 30, 1995 and 1994 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note G to the consolidated financial statements, in fiscal 1994, the Company changed its method of accounting for income taxes.

/s/ ERNST & YOUNG LLP
Cleveland, Ohio
July 27, 1995

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Directors,
Defiance, Inc.

We have audited the consolidated financial statements and the financial statement schedules of Defiance, Inc. and Subsidiaries as of June 30, 1993, and for the year then ended, listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Defiance, Inc. and Subsidiaries as of June 30, 1993, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. In addition, in our opinion, the related financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

/s/ COOPERS & LYBRAND L.L.P.
Cleveland, Ohio
August 25, 1993

                        DEFIANCE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                       (All dollar amounts in thousands)


                                     ASSETS



                                                                                       June 30,               June 30,
                                                                                        1995                    1994
                                                                                   ---------------------------------------
CURRENT ASSETS:
    Cash                                                                               $1,166                    $941
    Accounts receivable, less allowance for doubtful accounts
         of $316 - 1995 and $357 - 1994                                                19,835                  15,872
    Inventories                                                                         8,210                   3,977
    Deferred income taxes                                                                 621                     572
    Prepaid expenses and other current assets                                           3,316                   1,417
                                                                                   ---------------------------------------
                     Total current assets                                              33,148                  22,779
PLANT AND EQUIPMENT, at cost:
    Land                                                                                  404                     404
    Buildings and leasehold improvements                                               11,062                  10,707
    Machinery and equipment                                                            36,523                  35,322
    Office equipment                                                                    1,899                   1,855
    Construction in process                                                            15,481                   1,965
                                                                                   ---------------------------------------
                                                                                       65,369                  50,253
    Accumulated depreciation and amortization                                         (29,375)                (26,428)
                                                                                   ---------------------------------------
                                                                                       35,994                  23,825
ASSETS:
     Cost in excess of net assets of acquired companies, less accumulated
        amortization of $2,524 - 1995 and $2,208 - 1994                                 6,769                   7,085
    Other                                                                               1,097                     846
                                                                                   ---------------------------------------
                                                                                        7,866                   7,931

                                                                                   ---------------------------------------
                     Total assets                                                     $77,008                 $54,535
                                                                                   =======================================

                       DEFIANCE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
             (All dollar amounts in thousands except par value )


                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                              June 30,            June 30,
                                                                                                1995                1994
                                                                                        ----------------------------------------
CURRENT LIABILITIES:
    Current maturities of long term obligations                                                $4,299              $2,933
    Accounts payable                                                                            6,570               2,811
    Accrued payroll and employee benefits                                                       4,385               4,044
    Accrued expenses                                                                            6,078               2,879
                                                                                        ----------------------------------------
                    Total current liabilities                                                  21,332              12,667

TERM OBLIGATIONS                                                                               17,182               9,346

DEFERRED INCOME TAXES                                                                           2,198               2,348

CONTINGENCIES - Note K

STOCKHOLDERS' EQUITY:
    Preferred shares, par value $.05, 2,000,000 shares authorized, no shares outstanding
    Common shares, par value $.05, 15,000,000 shares authorized at June 30, 1995 and
       10,000,000 shares authorized at June 30, 1994, shares issued and
       outstanding of 6,543,950 - 1995 and 6,516,038 - 1994                                       327                 326
    Additional paid-in capital                                                                 21,977              21,927
    Retained earnings                                                                          13,992               7,921
                                                                                        ----------------------------------------
                                                                                               36,296              30,174

                                                                                        ----------------------------------------
                    Total liabilities and stockholders' equity                                $77,008             $54,535
                                                                                        ========================================

The accompanying notes are an integral part of the financial statements.

                       DEFIANCE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF OPERATIONS
             (All amounts in thousands, except per share amounts)


                                                                                  Year Ended June 30,
                                                                               1995       1994       1993
                                                                         ---------------------------------------
Net sales:
     Product                                                                 $69,544     $59,378    $61,531
     Services                                                                 22,988      22,267     17,686
                                                                         ---------------------------------------
                                                                              92,532      81,645     79,217
                                                                         ---------------------------------------
Cost of goods sold:
     Products                                                                 52,985      45,927     48,996
     Services                                                                 15,630      15,198     12,690
                                                                         ---------------------------------------
                                                                              68,615      61,125     61,686
                                                                         ---------------------------------------
              Gross profit                                                    23,917      20,520     17,531
Selling, general and administrative expenses                                  12,708      11,105     10,263
                                                                         ---------------------------------------
              Operating earnings                                              11,209       9,415      7,268
Interest (expense) - net                                                        (988)     (1,299)    (1,693)
Other income (expense)                                                            19          26        (40)
                                                                         ---------------------------------------
              Earnings before income tax provision and cumulative
                effect of accounting change                                   10,240       8,142      5,535
Income tax provision                                                           3,646       2,705      2,103
                                                                         ---------------------------------------
              Earnings before cumulative effect of accounting change           6,594       5,437      3,432
Cumulative effect of accounting change - income taxes                                        564
                                                                         ---------------------------------------
              Net earnings                                                    $6,594      $6,001     $3,432
                                                                         =======================================
Net earnings per common share:
    Earnings before cumulative effect of accounting change                     $0.98       $0.81      $0.54
    Cumulative effect of accounting change - income taxes                                   0.09
                                                                         ---------------------------------------
              Net earnings                                                     $0.98       $0.90      $0.54
                                                                         =======================================

The accompanying notes are an integral part of the financial statements.

                       DEFIANCE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          (All amounts in thousands)


                                                        Common Shares
                                                 ----------------------------
                                                                                 Additional       Retained
                                                    Number                         Paid-in        Earnings
                                                   of Shares        Amount         Capital        (Deficit)
                                                 ------------------------------------------------------------
June 30, 1992                                        6,071           $304          $21,365          ($1,512)
           Options exercised                           351             17              475
           Net earnings                                                                               3,432
                                                 ------------------------------------------------------------
June 30, 1993                                        6,422            321           21,840            1,920
           Options exercised                            94              5               87
           Net earnings                                                                               6,001
                                                 ------------------------------------------------------------
June 30, 1994                                        6,516            326           21,927            7,921
           Options exercised                            28              1               50
           Net earnings                                                                               6,594
           Dividends                                                                                   (523)
                                                 ------------------------------------------------------------
June 30, 1995                                        6,544           $327          $21,977          $13,992
                                                 ============================================================

The accompanying notes are an integral part of the financial statements.

                       DEFIANCE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                          (All amounts in thousands)


                                                                                             Year Ended June 30,
                                                                                       1995         1994         1993
                                                                                 ------------------------------------------
OPERATING ACTIVITIES:
    Net earnings                                                                      $6,594       $6,001       $3,432
    Adjustments to reconcile net earnings to cash provided by
      operating activities:
          Depreciation and amortization of property, plant and equipment               4,126        3,831        3,807
          Amortization of other assets                                                   315          315          325
          Cumulative effect of accounting change                                                     (564)
          Loss (gain) on sale of assets                                                   (5)           4           58
          Deferred income taxes                                                           31          (43)       1,298
    Changes in assets and liabilities:
          Accounts receivable                                                         (3,963)         429       (3,141)
          Inventories                                                                 (4,233)        (757)         642
          Accounts payable and accrued expenses                                        6,916          489        1,364
          Income taxes                                                                   154          249         (229)
          Prepaid expenses and other                                                  (1,901)        (468)         (68)
                                                                                 ------------------------------------------
              Cash provided by operating activities                                    8,034        9,486        7,488
                                                                                 ------------------------------------------
FINANCING ACTIVITIES:
    Short term borrowings - net (decrease)                                                                      (1,838)
    Payments of long term obligations                                                 (3,037)     (11,285)      (6,745)
    Additions to long term obligations                                                12,000        7,471        2,675
    Issuance of common shares                                                             51           92          492
    Dividends paid                                                                      (523)
                                                                                 ------------------------------------------
              Cash provided by (used for) financing activities                         8,491       (3,722)      (5,416)
                                                                                 ------------------------------------------
INVESTING ACTIVITIES:
    Capital expenditures                                                             (16,055)      (5,362)      (2,243)
    Other - net                                                                         (245)          89           36
                                                                                 ------------------------------------------
              Cash used for investing activities                                     (16,300)      (5,273)      (2,207)
                                                                                 ------------------------------------------
CASH:
     Increase (decrease)                                                                 225          491         (135)
     Beginning of year                                                                   941          450          585
                                                                                 ------------------------------------------
              End of year                                                             $1,166         $941         $450
                                                                                 ==========================================

The accompanying notes are an integral part of the financial statements.

                        DEFIANCE, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         YEARS ENDED JUNE 30, 1995 ("1995"), JUNE 30, 1994 ("1994"),
                          AND JUNE 30, 1993 ("1993")
     (All dollar amounts in thousands, except share and per share amounts)

A - ACCOUNTING POLICIES

Description
-----------
The Company operates in a single industry segment as an integrated supplier of precision machined metal components, testing services, tooling systems, and molded and painted plastic products, primarily to the United States transportation industry.

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and all its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Inventories
-----------
Inventories are valued at the lower of cost (first in, first out method) or market.

Depreciation and Amortization
-----------------------------
Depreciation is calculated using the straight line method over the estimated useful lives of the assets. Leasehold improvements and capital lease property are amortized over the lesser of the lease life or useful lives of these items.

Capitalized Interest
--------------------
Interest costs of $264 were capitalized in construction in process in 1995. No interest costs were capitalized in 1994 or 1993.

Intangible Assets
-----------------
Cost in excess of net assets of acquired companies (or goodwill) is amortized using the straight line method over 30 years. The carrying value of goodwill will be reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entities acquired over the remaining amortization period, the Company's carrying value of the goodwill will be adjusted accordingly.

Preoperating Costs
------------------
Certain preoperating costs of a new plant at one of the Company's subsidiaries have been deferred at June 30, 1995 until the plant is in operation in fiscal 1996. These costs totaled $960 at June 30, 1995 and will be amortized over a 24 month period beginning in fiscal 1996. There were no preoperating costs in 1994 and 1993.

Revenue Recognition
-------------------
Sales of products are recognized when goods are shipped. Revenues from fixed price contracts are recognized on the percentage of completion method.
Revenues from cost plus fixed fee and time and material contracts are recognized on the basis of direct labor hours at a predetermined rate or markup. Accounts receivable include $4,227 and $2,791 of unbilled costs related to contracts at June 30, 1995 and 1994, respectively. Changes in estimated job profitability are recognized in the period in which the revisions are determined. Provisions are made for the full amount of anticipated future losses on contracts when they are identified.

Net Earnings Per Common Share
-----------------------------
Net earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the year, adjusted for the dilutive effect, if any, of outstanding stock options, warrants and contingently issuable shares.

Reclassifications
-----------------
The Company has reclassified certain prior year financial information to conform with the current year's presentation.

B - CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                1995        1994        1993
                                                                                ----------------------------
Noncash transactions excluded from the consolidated statement of cash flows:
     Assets acquired under capital lease                                        $   239     $   793     $  999

Cash payments:
     Interest                                                                   $ 1,258     $ 1,317     $1,729
     Federal income taxes                                                         3,461       2,500      1,034

C - INVENTORIES

                                                                                            June 30,    June 30,
                                                                                              1995        1994
                                                                                            --------------------
Raw materials                                                                               $1,293      $1,319
Work in process                                                                              5,586       1,622
Finished goods                                                                                 598         376
Stores and supplies                                                                            734         660
                                                                                            ------      ------
        Total inventories                                                                   $8,211      $3,977
                                                                                            ======      ======

D - LONG TERM OBLIGATIONS

                                                                                            June 30,    June 30,
                                                                                              1995        1994
                                                                                            --------------------
Revolving credit borrowings due 1997                                                                        $38
Variable rate term loan to bank due 2003                                                    $12,000
7% term loan to bank due 1999                                                                 4,564       5,956
9.5% Industrial Development Revenue Refunding Bond Series 1991 due 1999                       1,341       1,785
7.35% Urban Development Action Grant due 2002                                                   767         810
7.5% Ohio Development term loan due 1998                                                        414         590
                                                                                            -------     -------
        Total long term debt                                                                 19,086       9,179
Capitalized lease obligations (Note H)                                                        2,395       3,100
                                                                                            -------     -------
        Total long term obligations                                                          21,481      12,279
Less current maturities of long term obligations                                             (4,299)     (2,933)
                                                                                            -------     -------
        Total long term obligations less current maturities                                 $17,182     $ 9,346
                                                                                            =======     =======

June 30, 1995, the Company had $4,000 in additional borrowing capacity under a revolving credit agreement expiring October 1996. Subsequent to year end, the Company negotiated a new $6,000 revolving credit agreement, expiring October 1997, replacing the $4,000 revolving credit agreement discussed above. Borrowings under this new facility are at either the prime interest rate less 100 basis points or at the Euro dollar rate plus 100 basis points, at the Company's option. The Company is required to pay a fee of 1/8% on the unused portion of the facility. The effective interest rate for revolving credit borrowings as of June 30, 1994 was 7.25%. No revolving credit borrowings were outstanding on June 30, 1995. The prime interest rate at June 30, 1995 was 9%.

The variable rate term loan to bank due 2003 carries interest at the prime interest rate less 85 basis points or at the Euro dollar rate plus 115 basis points at the Company's option. The effective interest rate for the variable rate term loan as of June 30, 1995 was 7.21%.

As of July 1994, all borrowings from the Company's primary lender, Comerica Bank, including the revolving credit borrowings, variable rate term loan, 7% term loan and 9.5% Industrial Revenue Bonds became unsecured. The Company is no longer restricted from paying dividends, though it remains restricted from repurchasing stock or pledging any of its assets without the prior consent of the bank.

The Urban Development Action Grant and Ohio Development term loan remain secured by certain assets of one of the Company's subsidiaries with a net book value of $7,813 at June 30, 1995. Capitalized lease obligations are secured by the specific assets to which the leases apply.

The Company's financing arrangements also contain various warranties and covenants. As of June 30, 1995 and 1994 the Company was in compliance with these warranties and covenants.

Scheduled maturities of long term debt are as follows: 1996 -- $3,643, 1997 -- $3,805, 1998 -- $3,627, 1999 -- $2,170, 2000 -- $1,777, and $4,064 thereafter.

E - STOCKHOLDERS' EQUITY

The 1985 Stock Option Plan, adopted by the shareholders in August 1985, and the 1989 Stock Option Plan, adopted by the shareholders in February 1989 and amended in November 1992, provide for the grant of options to employees of the Company to purchase up to 300,000 and 800,000 shares of common stock, respectively. Grants of options are made at no lower than the market price on date of grant, are exercisable after one year, and expire after from five to ten years. Option activity during 1994 and 1995 was as follows:

                                                                        Number of shares            Average
                                                                ------------------------------       Option
                                                                1985 Plan   1989 Plan    Total       Price
                                                                -------------------------------------------
Options outstanding at June 30, 1993                            91,000      339,500      430,500     $2.90
        Activity during 1994:
          Options issued                                        25,000       86,355      111,355     $6.38
          Options exercised                                    (46,000)     (11,500)     (57,500)    $1.72
          Options canceled                                      (8,500)      (1,500)     (10,000)    $1.73
                                                                ------------------------------------------
Options outstanding at June 30, 1994                            61,500      412,855      474,355     $3.88
        Activity during 1995:
          Options issued                                         9,000       99,459      108,459     $6.50
          Options exercised                                    (21,300)      (7,000)     (28,300)    $1.91
          Options canceled                                      (4,000)                   (4,000)    $4.69
                                                                ------------------------------------------
Options outstanding at June 30, 1995                            45,200      505,314      550,514     $4.49
                                                                ==========================================
Available for future years                                       4,000      219,186      223,186
                                                                ================================

In addition to options granted to employees under the Company's 1985 and 1989 Stock Option Plans, the following options, granted to members of the board of directors under stock option plans approved by the shareholders, were outstanding at June 30, 1995:

                                                                                       Date
                                                                        --------------------------------
                                                    Number     Option                  Exer-
Name of plan                                      of shares    price    Issued       cisable     Expires
------------                                      -------------------------------------------------------
1987 Qualified Stock Option Plan                  40,000       $5.38    02/06/87     02/06/88    02/06/97
1988 Nonqualified Stock Option Plan               25,000       $1.75    11/16/88     11/16/89    11/16/98
1994 Nonemployee Directors Stock Option Plan      12,000       $7.13    11/16/94     11/16/95    11/16/04

F - BENEFIT PLANS

One of the Company's subsidiaries has two defined benefit pension plans covering substantially all its employees. Pension benefits for collective bargaining employees are based on years of credited service. Benefits for salaried, office and clerical employees are based on years of service and average final earnings. It is the Company's policy to fund its plans to meet the projected benefit obligation and the requirements of ERISA.

The components of pension expense were as follows:

                                                                               1995      1994        1993
                                                                               --------------------------
Service cost, benefits earned during the year                                  $139      $217        $193
Interest cost on projected benefit obligation                                   516       531         501
Loss (gain) on plan assets                                                     (497)       36        (619)
Net amortization and deferral                                                    50      (451)        248
                                                                               --------------------------
        Net pension expense                                                    $208      $333        $323
                                                                               ==========================

The expected long term rate of return on plan assets was 9.0% for 1995, 8.5% for 1994 and 8.5% for 1993. The increase in the long term rate of return in 1995 did not have a material impact on the financial statements. Each new prior service cost is amortized over the average remaining service period of employees using the straight line method.

Assets of the plans at June 30, 1995 consisted primarily of cash equivalents, corporate stocks and corporate bonds, including common stock of the Company with a market value of approximately $433.

The following reconciles the funded status of the plans to amounts included in the Company's balance sheet:

                                                                                         June 30,    June 30,
                                                                                           1995        1994
                                                                                         --------------------
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, $6,175 vested in 1995, $6,162 vested in 1994           $6,410      $6,453
  Estimated effect of future pay increases                                                              635
                                                                                         ------------------
        Projected benefit obligation                                                      6,410       7,088
Market value of plan assets                                                               6,762       6,015
                                                                                         ------------------
        Excess (shortfall) of plan assets compared to projected benefit obligation          352      (1,073)
Unrecognized net obligation                                                                 532       1,008
Prior service cost not recognized in net periodic pension cost                             (133)        102
Unrecognized net loss                                                                        86         552
                                                                                         ------------------
        Prepaid pension cost                                                               $837        $589
                                                                                         ==================

In determining the projected benefit obligation, the weighted average assumed discount rate was 8.0% for 1995, 8.0% for 1994 and 8.5% for 1993. The assumed rate of increase in future compensation levels was 4.5% for 1994 and 5.5% for 1993. The decrease in the discount rate and rate of increase in future compensation levels in 1994 did not have a material impact on the financial statements.

Effective October 1, 1994, future benefits under one of the above plans covering approximately fifty salaried employees were curtailed. A one time charge against income of $250 was recorded in the first fiscal quarter of 1995 in accordance with Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." The Company anticipates the settlement of obligations will occur during the second or third quarter of fiscal 1996, and will require an additional charge against income of approximately $200 in fiscal 1996. As the salaried pension plan was the only plan including provisions relating to estimated future pay increases, effective June 30, 1995 no estimated effect of future pay increases was taken into account for purposes of computing the projected benefit obligation.

On July 1, 1993 the Company adopted a voluntary deferred compensation plan under
Section 401(k) of the Internal Revenue Code (the "401(k) Plan") for all employees who are not subject to a collective bargaining agreement and satisfy the age and service requirements under the 401(k) Plan. Each participant may elect to contribute up to the maximum permitted under federal law, and the Company is obligated to contribute annually an amount equal to 50% of the participant's contribution up to 2% of that participant's annual compensation. Additionally, the Company can make discretionary contributions based on the profitability of the Company. The Company recorded compensation expense for discretionary contributions of $464 in 1995 and $334 in 1994. Employees contributed $1,121 in 1995 and $1,134 in 1994 to the 401(k) Plan. In accordance with the provisions of the 401(k) Plan, the Company matched employee contributions in the amount of $320 during 1995 and $328 during 1994.

G - INCOME TAXES

Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), which changed the Company's method of accounting for income taxes from the deferred method (APB
11) to the liability method. Under SFAS 109, deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The cumulative effect of adopting SFAS 109 was a $564 increase in income as of July 1, 1993, which represents the net decrease to the net deferred tax liability at the date of adoption. Previously, the provision for income taxes was based on income and expenses included in the accompanying consolidated statement of operations, and differences between taxes so computed and taxes payable were classified as deferred taxes arising from timing differences.

Income taxes, with amounts for 1995 and 1994 derived under SFAS 109 and 1993 under APB 11, are as follows:

                                                                          1995      1994      1993
                                                                          --------------------------
Current expense - Federal                                                 $3,615    $2,748    $  812
Deferred expense  - Federal                                                   31       (43)    1,291
                                                                          --------------------------
        Income tax provision                                              $3,646    $2,705    $2,103
                                                                          ==========================

Net operating loss carryforwards of $3,167 and tax credit carryforwards of $431 have been deducted in the computation of the current 1993 provision above.

Significant components of deferred tax liabilities and assets as of June 30, 1995 and 1994 are as follows:


                                                                                     1995      1994
                                                                                    ----------------
Deferred tax assets:
  Accruals and reserves:
    Accounts receivable                                                             $  108    $  121
    Employee benefits                                                                  532       438
    Inventories                                                                         45       107
    Preoperating costs                                                                (333)
  Capital loss carryforward                                                                      376
  Other                                                                                269       113
                                                                                    ----------------
                                                                                       621     1,155
  Valuation allowance for deferred tax assets                                                   (376)
                                                                                    ----------------
        Total deferred tax assets                                                      621       779
Deferred tax liabilities:
  Depreciation                                                                       2,057     2,348
  Employee benefits                                                                    228       144
  Other                                                                                142        63
                                                                                    ----------------
        Total deferred tax liabilities                                               2,427     2,555
                                                                                    ----------------
Net deferred tax liability                                                          $1,806    $1,776
                                                                                    ================

All tax carryforwards which had a valuation allowance at June 30, 1994 expired in 1995.

A reconciliation of income taxes at the United States statutory rate to the effective income tax rate, with amounts for 1995 and 1994 derived under SFAS 109 and 1993 under APB 11, is as follows:

                                                                           1995      1994      1993
                                                                          --------------------------
Federal statutory tax rate                                                34.0%     34.0%     34.0%
  Depreciation of purchase price allocation                                                    1.8%
  Amortization of cost in excess of net assets of acquired companies       1.3%      1.3%      1.9%
  Other                                                                    0.3%     (2.1%)     0.3%
                                                                          ------------------------
        Effective tax rate                                                35.6%     33.2%     38.0%
                                                                          ========================

H - LEASES

The Company leases machinery and equipment used in its manufacturing operations under capital leases with terms extending to the year 2000. The Company also leases buildings and equipment under operating leases with terms ranging from one to nine years. Some of the operating leases have renewal options for additional years and purchase options, both at fair market value.

At June 30, 1995, future minimum lease payments under noncancelable lease obligations are as follows:

                                                         Capital   Operating
Fiscal Year                                               Leases    Leases
-----------                                              -------------------
    1996                                                 $  866    $3,007
    1997                                                    693     2,571
    1998                                                    456     1,794
    1999                                                    407     1,186
    2000                                                    406       552
    Future years                                            169       246
                                                         ----------------
        Total minimum lease payments                      2,997    $9,356
Amount representing interest                                602    ======
                                                         ------
        Present value of net minimum lease payments       2,395
Less current maturities                                     656
                                                         ------
        Long term obligations under capital leases       $1,739
                                                         ======


Property, plant and equipment includes the following property under capital leases:

                                                           June 30,  June 30,
                                                             1995      1994
                                                           ------------------
Machinery and equipment                                    $5,147    $5,110
Accumulated amortization                                   (2,340)   (1,830)
                                                           ----------------
        Net book value of assets under capital leases      $2,807    $3,280
                                                           ================

Rent expense under operating leases was $3,514, $2,328 and $2,099 in 1995, 1994 and 1993, respectively.

I - SIGNIFICANT CUSTOMERS

Sales to General Motors Corp. aggregated 22%, 17% and 17% of consolidated sales in 1995, 1994 and 1993, respectively. Sales to Ford Motor Company were 17%, 25% and 21% in 1995, 1994 and 1993, respectively. Sales to Chrysler Corporation were 5%, 4% and 4% in 1995, 1994 and 1993, respectively. Sales to Eaton Corporation were 12%, 11% and 13% in 1995, 1994 and 1993, respectively. Sales to American Sunroof Company were 13% in 1993.

As substantially all the Company's sales are to domestic original equipment manufacturers (OEMs) and their suppliers, the Company's trade accounts receivable are largely with firms in the United States transportation industry.

J - COMMITMENTS

The Company has made commitments to purchase approximately $3,537 of equipment as of June 30, 1995, and has sufficient financing available to fund these commitments.

K - CONTINGENCIES

The Company is involved in various litigation arising in the normal course of business. It is not possible to determine the ultimate liability, if any, in these matters. In the opinion of management, such litigation will not have a material adverse effect on the consolidated financial position of the Company.

L - RELATED PARTY TRANSACTIONS

One director and one former director of the Company each own a one-third interest in a partnership that leased a facility to a subsidiary of the Company. The lease was dated March 1990 for a term of five years, and monthly lease payments were $10. At the end of the lease term in March 1995, the subsidiary continued to lease the facility from the partnership on a month to month basis at the same monthly rate. The subsidiary signed an agreement in August 1995 with the partnership to purchase this facility for $500. The transaction is expected to close in September 1995. In addition, four employees of a subsidiary of the Company each own a one-sixth interest in a partnership which leases a facility to a subsidiary of the Company. The lease, renewing a lease originally entered into prior to the Company's ownership of the subsidiary, was dated March 1990 for a term of seven years, and monthly lease payments are $23.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Registrant filed a report on Form 8-K on November 22, 1993 to report under Item 4 "Changes in Registrant's Certifying Accountants" a change in the Company's certifying accountants, from the firm of Coopers & Lybrand L.L.P. to the firm of Ernst & Young LLP, effective November 17, 1993. There were no reportable disagreements with Coopers & Lybrand L.L.P. on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information required under this Item is included in a separate item captioned "Executive Officers of the Registrant" contained in Item 1 of Part I of this report. There is hereby incorporated by reference the information contained in the Company's Proxy Statement for the 1995 Annual Meeting of Stockholders under the caption "Election of Directors".

ITEM 11.  EXECUTIVE COMPENSATION

There is hereby incorporated by reference the information contained in the Company's Proxy Statement for the 1995 Annual Meeting of Stockholders under the caption "Executive Compensation".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There is hereby incorporated by reference the information contained in the Company's Proxy Statement for the 1995 Annual Meeting of Stockholders under the caption "Common Stock Ownership".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is hereby incorporated by reference the information contained in the Company's Proxy Statement for the 1995 Annual Meeting of Stockholders under the caption "Certain Relationships and Transactions".

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) 1.  Financial Statements
          ------------------------
          The following financial statements are filed as part of this report under Item 8:

          Report of Independent Auditors -- Ernst & Young LLP
          Report of Independent Accountants -- Coopers & Lybrand L.L.P. Consolidated Balance Sheet at June 30, 1995 and 1994
          Consolidated Statement of Operations for the years ended June 30, 1995, 1994 and 1993
          Consolidated Statement of Stockholders' Equity for the years ended June 30, 1995, 1994 and 1993
          Consolidated Statement of Cash Flows for the years ended June 30, 1995, 1994 and 1993 Notes to
          Consolidated Financial Statements


          2.  Financial Statement Schedule
          --------------------------------
          The following financial statement schedule is filed as part of this report at the page indicated:

                                                                            Page
                                                                            ----
          Schedule II - Valuation and Qualifying Accounts                  34

          All financial statement schedules other than that listed above have been omitted because they are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

          3.  Exhibits
          ------------
          The Exhibits listed on the accompanying Index to Exhibits immediately following the financial statement schedules on pages 35 and 36 are filed as a part of, or incorporated by reference into, this Report.


      (b) Reports on Form 8-K
          -------------------
          During the quarter ended June 30, 1995, no reports on Form 8-K were filed with the Securities Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                 DEFIANCE, INC.

                                                                 By: /s/ Jerry A. Cooper
                                                                     -------------------------------
                                                                     Jerry A. Cooper, President

                                                                 Date: August 16, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title                                                        Date
---------                               -----                                                        ----
/s/ Thomas H. Roulston II               Chairman of the Board and Director                           August 16, 1995
--------------------------------
Thomas H. Roulston II

/s/ Jerry Cooper                        President, Chief Executive Officer and Director              August 16, 1995
--------------------------------        (Principal Executive Officer)
Jerry A. Cooper

/s/ Michael J. Meier                    Vice President-Finance and Chief Financial Officer           August 16, 1995
--------------------------------        (Principal Financial Officer)
Michael J. Meier

/s/ James L. Treece                     Chief Accounting Officer                                     August 16, 1995
--------------------------------        (Principal Accounting Officer)
James L. Treece

/s/ James E. Heighway                   Director                                                     August 16, 1995
--------------------------------
James E. Heighway

/s/ George H. Lewis III                 Director                                                     August 16, 1995
--------------------------------
George H. Lewis III

/s/ Richard W. Lock                     Director                                                     August 16, 1995
--------------------------------
Richard W. Lock

/s/ Hector R. Ortino                    Director                                                     August 16, 1995
--------------------------------
Hector R. Ortino

/s/ Scott D. Roulston                   Director                                                     August 16, 1995
--------------------------------
Scott D. Roulston

/s/ Michael D. Shea                     Director                                                     August 16, 1995
--------------------------------
Michael D. Shea


                        DEFIANCE, INC. AND SUBSIDIARIES

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                       (All dollar amounts in thousands)

Column A                                       Column B            Column C             Column D            Column E
--------                                      ------------------------------------------------------------------------
                                              Balance at           Additions             Retire-            Balance at
                                              beginning           charged to              ments               end of
Description                                   of period             expense                (1)                 period
-----------                                   ----------          ----------             --------           -----------
YEAR ENDED JUNE 30, 1995
   Allowance for doubtful accounts               $357                 $  6                 $ 47                 $316

YEAR ENDED JUNE 30, 1994
   Allowance for doubtful accounts               $350                 $ 37                 $ 30                 $357

YEAR ENDED JUNE 30, 1993
   Allowance for doubtful accounts               $334                 $226                 $210                 $350

(1) Uncollectible accounts charged against the reserve, net of recoveries

                                     DEFIANCE, INC. AND SUBSIDIARIES

                                      Annual Report on Form 10-K
                                   Fiscal Year Ended June 30, 1995

                                  Index to Exhibits - Item 14(a)(3)

Exhibit no.                                     Description
-----------                                     -----------
3(d)               By-Laws of the Company, as amended July 26, 1989 (1)

3(e)               Certificate of Incorporation of the Company, as amended December 15, 1994

10(v)              Defiance, Inc. 1989 Stock Option Plan, as amended January 20, 1993 (2)

10(ac)             Defiance, Inc. Executive Incentive Plan, effective July 1, 1992 (3)

10(ad)             Letter of employment for Jerry A. Cooper, President and CEO, dated February
                   28, 1992 (3)

10(ae)             Revolving Credit Note, Term Note, and Equipment Note by and between
                   Defiance, Inc. and Comerica Bank dated August 25, 1993 (3)

10(af)             Defiance, Inc. Retirement Savings Plan, effective July 1, 1993 (4)

10(ag)             Amendment #1 to Defiance, Inc. Executive Incentive Plan, effective May 19, 1994
                   (4)

10(ah)             Second Amended and Restated Loan Agreement by and between Defiance, Inc.
                   and Comerica Bank dated July 29, 1994 (4)

10(ai)             Revolving Credit Note, Term Note, and Equipment Note by and between
                   Defiance, Inc. and Comerica Bank dated July 29, 1994(4)

10(aj)             Defiance, Inc. Directors' Deferral Plan, effective September 21, 1994

10(ak)             Defiance, Inc. Change of Control Policy, effective September 22, 1994

10(al)             Defiance, Inc. 1994 Nonemployee Director Stock Option Plan, effective
                   November 16, 1994 (5)

10(am)             Defiance, Inc. Supplemental Savings and Deferred Compensation Plan, effective
                   July 1, 1994

10(an)             Defiance, Inc. Supplemental Executive Retirement Plan, effective July 1, 1995

10(ao)             Defiance, Inc. Limited Supplemental Executive Retirement Plan, effective July 1,
                   1995

10(ap)             First Amendment to Amended and Restated Loan Agreement by and between
                   Defiance, Inc. and Comerica Bank dated May 31, 1995

10(aq)             Equipment Note by and between Defiance, Inc. and Comerica Bank dated May
                   31, 1995

10(ar)             Term Note-B by and between Defiance, Inc. and Comerica Bank dated July 12,
                   1995

10(as) Second Amendment to Amended and Restated Loan Agreement by and between Defiance, Inc. and Comerica Bank dated August 2, 1995

10(at)             Revolving Credit Note and Equipment Note by and between Defiance, Inc. and
                   Comerica Bank dated August 2, 1995

11                 Statement re computation of per share earnings

21                 Subsidiaries of the registrant

23                 Consent of Independent Certified Public Accountants

27                 Financial Data Schedule

(1) Last filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1989 and re-filed herein pursuant to requirement that no exhibit may be incorporated by reference later than five years from the date of original filing

(2) Originally filed as an exhibit to the Company's Proxy Statement for the February 1, 1990 Annual Meeting of Shareholders, with amendment filed as an exhibit to the Company's Proxy Statement for the November 18, 1992 Annual Meeting of Shareholders, both of which are incorporated herein by reference

(3) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference

(4) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 and incorporated herein by reference

(5) Filed as an exhibit to the Company's Proxy Statement for the November 16, 1994 Annual Meeting of Shareholders and incorporated herein by reference


                 EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

Included in the preceding list of exhibits are the following management contracts or compensatory plans or arrangements:

10(v)              Defiance, Inc. 1989 Stock Option Plan
10(ac)             Defiance, Inc. Executive Incentive Plan, effective July 1, 1992
10(ad)             Letter of employment for Jerry A. Cooper, President and CEO, dated February 28, 1992
10(af)             Defiance, Inc. Retirement Savings Plan, effective July 1, 1993
10(ag)             Amendment #1 to Defiance, Inc. Executive Incentive Plan, effective May 19, 1994
10(ak)             Defiance, Inc. Change of Control Policy, effective September 22, 1994
10(am)             Defiance, Inc. Supplemental Savings and Deferred Compensation Plan, effective July 1, 1994
10(an)             Defiance, Inc. Supplemental Executive Retirement Plan, effective July 1, 1995
10(ao)             Defiance, Inc. Limited Supplemental Executive Retirement Plan, effective July 1, 1995