Form 10-Q
period 1995-09-30
DEFIANCE INC
filed 1995-10-27
CIK 775995

                                  FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


(Mark One)
 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

              For the quarterly period ended SEPTEMBER 30, 1995

                                      OR

 [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934


                        Commission File Number 0-14044


                                DEFIANCE, INC.
              --------------------------------------------------
            (Exact name of registrant as specified in its charter)


                Delaware                                    34-1526359
   --------------------------------------              ------------------------
     (State or other jurisdiction of                       (IRS Employer
      incorporation or organization)                      Identification No.)

1111 Chester Ave., Suite 750, Cleveland, Ohio                44114-3516
-------------------------------------------------      -----------------------
  (Address of principal executive offices)                   (Zip Code)

(Registrant's telephone number, including area code)       (216) 861-6300
                                                       -----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes    X       No
             --------      --------

The number of Common Shares outstanding at October 25, 1995 was 6,558,450.

PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements

                        DEFIANCE, INC. AND SUBSIDIARIES
                        -------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------
                           (All amounts in thousands)


                                     ASSETS
                                     ------

                                                    9/30/95   6/30/95
                                                   --------  --------
CURRENT ASSETS:
     Cash                                             $303     $1,166
     Accounts receivable                            22,563     19,835
     Inventories                                     6,614      8,210
     Deferred income taxes                             445        621
     Prepaid expenses and other current assets       4,484      3,316
                                                   --------  --------
       Total current assets                         34,409     33,148

PROPERTY, PLANT AND EQUIPMENT - net                 38,423     35,994
COST IN EXCESS OF NET ASSETS OF ACQUIRED COMPANIES   6,690      6,769
OTHER ASSETS                                         1,117      1,097
                                                   --------  --------
       Total assets                                $80,639    $77,008
                                                   ========  ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
     Current maturities of long-term obligations    $4,510     $4,299
     Accounts payable                                6,724      6,570
     Accrued payroll and employee benefits           2,926      4,385
     Accrued expenses                                5,481      6,078
                                                   --------  --------
       Total current liabilities                    19,641     21,332

LONG-TERM OBLIGATIONS                               21,264     17,182
DEFERRED INCOME TAXES                                2,115      2,198
CONTINGENCIES - Note E

STOCKHOLDERS' EQUITY:
     Common shares                                     328        327
     Additional paid-in capital                     22,023     21,977
     Retained earnings                              15,268     13,992
                                                   --------  --------
       Total stockholders' equity                   37,619     36,296

                                                   --------  --------
       Total liabilities and stockholders' equity  $80,639    $77,008
                                                   ========  ========

See notes to condensed consolidated financial statements.

                       DEFIANCE, INC. AND SUBSIDIARIES
                       -------------------------------
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                  ------------------------------------------
        (All amounts in thousands, except share and per share amounts)


                                                     Three months ended
                                                     ------------------
                                                   9/30/95        9/30/94
                                                 -----------     ----------
Net sales                                          $26,966        $21,574
Cost of goods sold                                  21,239         15,897
                                                 -----------    -----------
       Gross profit                                  5,727          5,677
Selling and administrative expenses                  3,003          3,100
                                                 -----------    -----------
       Operating earnings                            2,724          2,577
Interest expense -- net                                325            270
Other expense (income)                                  12             (3)
                                                 -----------    -----------
       Earnings before income tax provision          2,387          2,310
Income tax provision                                   849            809
                                                 -----------    -----------
       Net earnings                                 $1,538         $1,501
                                                 ===========    ===========

Net earnings per common share                        $0.23          $0.22
                                                 ===========    ===========

Common shares issued and outstanding:
  Beginning of period                            6,543,950      6,516,038
  Issued during period                              13,500          3,800
                                                 -----------    -----------
       End of period                             6,557,450      6,519,838
                                                 -----------    -----------
Average common shares outstanding:
  Shares issued and outstanding                  6,550,477      6,517,147
  Share equivalents -- outstanding stock options   234,770        193,527
                                                 -----------    -----------
       Average common shares outstanding         6,785,247      6,710,674
                                                 ===========    ===========


Cash dividends per common share                      $0.04
                                                 ===========

See notes to condensed consolidated financial statements.

                        DEFIANCE, INC. AND SUBSIDIARIES
                        -------------------------------
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------
                           (All amounts in thousands)


                                                                Three months ended
                                                                ------------------
                                                              9/30/95        9/30/94
                                                            -----------     ----------
OPERATING ACTIVITIES:
     Net earnings                                              $1,538      $1,501
     Items not affecting cash                                   1,316       1,016
     Current items                                             (4,210)     (2,041)
                                                            -----------     ----------
       Cash provided by (used for) operating
       activities                                              (1,356)        476
                                                            -----------     ----------


FINANCING ACTIVITIES:
     Payments of long-term obligations                           (989)       (780)
     Additions to long-term obligations                         5,282       2,149
     Issuance of common shares from exercise of stock options      47          11
     Dividends paid                                              (262)
                                                            -----------     ----------
       Cash provided by financing activities                    4,078       1,380
                                                            -----------     ----------


INVESTING ACTIVITIES:
     Capital expenditures                                      (3,565)     (2,505)
     Other -- net                                                 (20)        (11)
                                                            -----------     ----------
       Cash (used for) investing activities                    (3,585)     (2,516)
                                                            -----------     ----------


CASH:
     (Decrease)                                                  (863)       (660)
     Beginning of period                                        1,166         941
                                                            -----------     ----------
       End of period                                             $303        $281
                                                            ===========     ==========

See notes to condensed consolidated financial statements.

                        DEFIANCE, INC. AND SUBSIDIARIES
                        -------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                     THREE MONTHS ENDED SEPTEMBER 30, 1995
                     -------------------------------------
                           (All amounts in thousands)

A -- CONSOLIDATED FINANCIAL STATEMENTS

These unaudited interim financial statements reflect all adjustments
(consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair statement of results of the interim periods presented. This report includes information condensed from and should be read in conjunction with the Company's annual report on Form 10-K for the year ended June 30, 1995.


B -- INVENTORIES

                                                                      9/30/95   6/30/95
                                                                     --------  --------
Raw materials                                                        $1,384     $1,293
Work in process                                                       3,835      5,585
Finished goods                                                          612        598
Stores and supplies                                                     783        734
                                                                     --------  --------
                                                                     $6,614     $8,210
                                                                     ========  ========

C -- LONG-TERM OBLIGATIONS

                                                                      9/30/95   6/30/95
                                                                     --------  --------
Long-term debt:
     Revolving credit borrowings                                      $4,182
     Equipment purchase line borrowings                                1,100
     Variable rate term loan to bank                                  11,714    $12,000
     7% term loan to bank                                              4,216      4,564
     9.5% Industrial Development Revenue Refunding Bond, Series 1991   1,230      1,341
     7.35% Urban Development Action Grant                                755        767
     7.5% Ohio Development term loan                                     368        414
                                                                     --------  --------
       Total long-term debt                                           23,565     19,086
Capitalized lease obligations                                          2,209      2,395
                                                                     --------  --------
       Total long-term obligations                                    25,774     21,481
Less current maturities of long-term obligations                       4,510      4,299
                                                                     --------  --------
       Total long-term obligations less current maturities           $21,264    $17,182
                                                                     ========  ========

The Company has a $6,000 revolving credit facility with Comerica Bank, with interest at either the prime rate less 100 basis points or the Euro dollar rate plus 100 basis points, at the Company's option. At September 30, 1995, the Company had $1,818 available for borrowing under this facility, which expires October 1997.

The Company also has a $6,000 equipment purchase line of credit with Comerica Bank, with interest at either the prime rate less 85 basis points or the Euro dollar rate plus 115 basis points, at the Company's option. At September 30, 1995, the Company had $4,900 available for borrowing under this facility, which expires July 1996, at which time it may be converted to a five or seven year term loan at the election of the Company.

D -- BENEFIT PLANS

On October 1, 1994, future benefits under a defined benefit pension plan covering approximately fifty salaried employees at one subsidiary were curtailed. A one-time charge of $250 was accrued at September 30, 1994 in accordance with Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits". Company contributions under an existing 401(k) plan were enhanced to replace these future benefits.

The Company has filed the required documents with the PBGC and IRS to terminate this plan and anticipates the settlement of obligations will occur during the third quarter of current fiscal year, requiring an additional charge against income of approximately $200.


E -- CONTINGENCIES

The Company is involved in various litigation arising in the normal course of business. It is not possible to determine the ultimate liability, if any, in many of these matters. In the opinion of management, such litigation is not expected to have a material effect on the consolidated financial position or results of operations of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS
---------------------

Net Sales
---------

Net sales for the quarter increased 25.0%, or $5,392,000 over last year. About half of this increase came from "pass-through" sales for work placed with other companies on behalf of General Motors as part of a contract to supply hard tooling for the 1997-1/2 Chevrolet Malibu. Not including these pass-through sales, tooling sales still showed solid gains from this hard tooling contract. Revenues for testing services also increased substantially over last year due to increased capacity from a new light truck simulator installed late in fiscal 1995. Sales of precision machined components remained consistent with last year. Sales of molded and painted plastic parts decreased due to customer-driven schedule reductions in OEM and after-market work for General Motors, Ford and Subaru vehicles.

Gross Profit
------------

Gross profit for the quarter, as a percentage of sales, was 21.2% compared to 26.3% last year. Not including the effect of pass-through sales mentioned above, gross profit for the quarter was 23.6% of sales. Gross profit was held back during the quarter by costs related to bringing the new cam follower roller facility in Upper Sandusky, Ohio on line, lower than anticipated margins on some hard tooling work due to equipment problems and personnel shortages, and the decline in sales of molded and painted plastic parts.

Selling and Administrative (S&A) Expenses
-----------------------------------------

S&A expenses for the quarter decreased $97,000 from last year, and represented 11.1% of sales, as compared to 14.4% last year. Included in S&A expenses last year was a one-time charge of $250,000 relative to the curtailment of a defined benefit pension plan (see Note D to the condensed consolidated financial statements). Excluding the effect of this pension charge, S&A expenses increased $153,000, or 5.4% over last year.

Interest Expense
----------------

Interest expense (net of interest income) for the quarter increased $55,000, or 20.3%, over last year, due to higher average borrowings at similar interest rates.

Income Taxes
------------

Income tax expense, as a percentage of income before taxes, was 35.6% for the quarter compared to 35.0% for the same period last year. This difference in effective rates is due to future taxable and deductible amounts considered in the computation of income taxes as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

Outlook
-------

The Company anticipates financial results in the second fiscal quarter will be similar to the first quarter due to continued slow automotive customer demand for molded and painted plastic parts combined with anticipated extended holiday shutdowns at many of its automotive customers. In the third and fourth fiscal quarters the Company expects sales to grow even if automotive build rates remain soft. The new cam follower roller facility in Upper Sandusky, Ohio will be moving to full production, new molded and painted plastic parts work is anticipated, and demand for testing and tooling services should remain strong. The Company also expects margins to improve in the second half of the fiscal year as it brings on this new business and outsources less tooling work.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash used for operating activities for the quarter was $1,356,000 and working capital needs were met by borrowings under the revolving line of credit. Cash used for current items was $4,210,000, mainly comprised of an increase in accounts receivable and a decrease in accrued payroll and employee benefits. The receivables increase resulted from 41% of the first quarter's sales occurring in September from the timing of tooling sales. The decrease in accrued payroll and employee benefits was primarily due to the payment of incentive bonuses earned in the prior fiscal year. At the end of the quarter, the current ratio was 1.75 to 1, compared with 1.56 to 1 at the end of the prior fiscal year. Working capital also increased in the quarter to $14,768,000 from $11,816,000 at the end of the prior fiscal year.

Funded debt increased during the quarter by $4,293,000 primarily due to revolving credit borrowings to support working capital requirements discussed above. At the end of the quarter, the debt to total capitalization ratio was 40.7%, compared with 37.2% at the end of the prior fiscal year. The Company had a total of approximately $6.7 million available in additional borrowing capacity under its revolving credit facility and equipment purchase line of credit.

During the quarter, capital expenditures totaled $3,565,000, and at the end of the quarter the Company had noncancelable outstanding commitments for capital expenditures of approximately $2.3 million. Most of the capital spending in the quarter was in support of expanded production capacity for cam follower rollers. Based on currently expected levels of business, the Company plans to spend approximately $5 million in the fiscal year relative to asset replacements, cost reduction, and productivity improvement programs. Additional capital expenditures relative to new or increased sales are currently estimated at $7 million. The Company has secured the necessary financing to fund its outstanding commitments, and expects to fund its remaining planned capital expenditures for the fiscal year through operating cash flow and the equipment purchase facility.

A quarterly cash dividend of $0.04 per share was paid September 5, 1995 to shareholders of record as of August 15, 1995. In addition, a quarterly cash dividend of $0.04 per share was declared October 25, 1995 payable December 5, 1995 to shareholders of record as of November 15, 1995. The Company anticipates future quarterly dividends, and does not expect its liquidity or capital resources to be materially affected by the payment of dividends.

PART II - OTHER INFORMATION
---------------------------

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


Date:  October 27, 1995
       -----------------------------

                               DEFIANCE, INC.
                               --------------


                            By:  /s/ Jerry A. Cooper
                               -----------------------------------------
                               Jerry A. Cooper
                               President and Chief Executive Officer



                               /s/ Michael J. Meier
                               -----------------------------------------
                               Michael J. Meier
                               Vice President -- Finance and Chief Financial
                                                 Officer





                               /s/ James L. Treece
                               -----------------------------------------
                               James L. Treece
                               Chief Accounting Officer