Form 10-Q
period 1995-12-31
DEFIANCE INC
filed 1996-01-31
CIK 775995

                                  FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

           For the quarterly period ended         December 31, 1995
                                                  -----------------
                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

               Commission File Number                 0-14044
                                                      -------

                               DEFIANCE, INC.
           -----------------------------------------------------
           (Exact name of registrant as specified in its charter)


         Delaware                                             34-1526359
-------------------------------                            -------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                             Identification No.)

 1111 Chester Ave., Suite 750
     Cleveland, Ohio                                           44114-3516
---------------------------------------                    -------------------
(Address of principal executive offices)                        (Zip Code)

(Registrant's telephone number, including area code)        (216) 861 - 6300
                                                           -------------------


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes    X       No
             ---------     ---------



   The number of Common Shares outstanding at January 29, 1996 was 6,573,450.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        DEFIANCE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                           (All amounts in thousands)


                                     ASSETS
                                     ------

                                                                                        12/31/95      6/30/95
                                                                                        --------      -------
CURRENT ASSETS:
    Cash                                                                                   $206        $1,166
    Accounts receivable                                                                  21,674        19,835
    Inventories                                                                           6,779         8,210
    Deferred income taxes                                                                   215           621
    Prepaid expenses and other current assets                                             3,233         3,316
                                                                                        -------       -------
       Total current assets                                                              32,107        33,148

PROPERTY, PLANT AND EQUIPMENT -- net                                                     40,586        35,994
COST IN EXCESS OF NET ASSETS OF ACQUIRED COMPANIES                                        6,612         6,769
OTHER ASSETS                                                                              3,058         1,097
                                                                                        -------       -------
       Total assets                                                                     $82,363       $77,008
                                                                                        =======       =======



                                                    LIABILITIES AND STOCKHOLDERS' EQUITY
                                                    ------------------------------------
CURRENT LIABILITIES:
    Current maturities of long-term obligations                                          $4,643        $4,299
    Accounts payable                                                                      7,125         6,570
    Accrued payroll and employee benefits                                                 2,804         4,385
    Accrued expenses                                                                      5,930         6,078
                                                                                         ------        ------
       Total current liabilities                                                         20,502        21,332

LONG-TERM OBLIGATIONS                                                                    21,750        17,182
DEFERRED INCOME TAXES                                                                     2,066         2,198
CONTINGENCIES -- Note F

STOCKHOLDERS' EQUITY:
    Common shares                                                                           328           327
    Additional paid-in capital                                                           22,047        21,977
    Retained earnings                                                                    15,670        13,992
                                                                                         ------        ------
       Total stockholders' equity                                                        38,045        36,296
                                                                                        -------       -------
       Total liabilities and stockholders' equity                                       $82,363       $77,008
                                                                                        =======       =======


See notes to condensed consolidated financial statements.

                        DEFIANCE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
         (All amounts in thousands, except share and per share amounts)


                                                        Three months ended               Six months ended
                                                        ------------------               ----------------
                                                       12/31/95     12/31/94           12/31/95     12/31/94
                                                       --------     --------           --------     --------
Net sales                                              $24,636         $20,977          $51,602       $42,551
Cost of goods sold                                      20,435          15,569           41,674        31,466
Selling and administrative expenses                      2,800           2,968            5,803         6,068
                                                     ---------       ---------        ---------     ---------
       Operating earnings                                1,401           2,440            4,125         5,017
Interest expense -- net                                    416             244              741           514
Other (income)                                             (22)             (3)             (10)           (5)
                                                     ---------       ---------        ---------     ---------
       Earnings before income tax provision              1,007           2,199            3,394         4,508
Income tax provision                                       342             773            1,191         1,581
                                                     ---------       ---------        ---------     ---------
       Net earnings                                       $665          $1,426           $2,203        $2,927
                                                     =========       =========        =========    ==========

Net earnings per common share                            $0.10           $0.22            $0.33         $0.44
                                                     =========       =========        =========    ==========
Common shares issued and outstanding:
   Beginning of period                               6,557,450       6,519,838        6,543,950     6,516,038
   Issued during period                                 16,000          21,612           29,500        25,412
                                                     ---------       ---------        ---------     ---------
       End of period                                 6,573,450       6,541,450        6,573,450     6,541,450
                                                     ---------       ---------        ---------     ---------
Average common shares outstanding:
   Shares issued and outstanding                     6,566,618       6,532,330        6,558,548     6,524,738
   Share equivalents -- outstanding stock options      157,988         156,370          196,379       174,949
                                                     ---------       ---------        ---------     ---------
       Average common shares outstanding             6,724,606       6,688,700        6,754,927     6,699,687
                                                     =========       =========        =========     =========

Cash dividends per common share                          $0.04                            $0.08
                                                     =========                        =========

See notes to condensed consolidated financial statements.

                        DEFIANCE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (All amounts in thousands)


                                                                                          Six months ended
                                                                                          ----------------
                                                                                        12/31/95     12/31/94
                                                                                        --------     --------
OPERATING ACTIVITIES:
    Net earnings                                                                         $2,203        $2,927
    Items not affecting cash                                                              2,794         2,179
    Current items                                                                        (1,431)       (2,228)
                                                                                         -------       -------
       Cash provided by operating activities                                              3,566         2,878
                                                                                         -------       -------

FINANCING ACTIVITIES:
    Payments of long-term obligations                                                    (2,085)       (1,419)
    Additions to long-term obligations                                                    6,997         3,601
    Issuance of common shares from exercise of stock options                                 71            48
    Dividends paid                                                                         (525)
                                                                                         -------       -------
       Cash provided by financing activities                                              4,458         2,230
                                                                                         -------       -------

INVESTING ACTIVITIES:
    Capital expenditures                                                                 (7,023)       (5,206)
    Preproduction costs                                                                  (1,924)
    Other -- net                                                                            (37)          (10)
                                                                                         -------       -------
       Cash used for investing activities                                                (8,984)       (5,216)
                                                                                         -------       -------

CASH:
    Decrease                                                                               (960)         (108)
    Beginning of period                                                                   1,166           941
                                                                                         -------       -------
       End of period                                                                       $206          $833
                                                                                         =======       =======

See notes to condensed consolidated financial statements.

                        DEFIANCE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED DECEMBER 31, 1995
                           (All amounts in thousands)


A - CONSOLIDATED FINANCIAL STATEMENTS

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


B - INVENTORIES

                                                                                        12/31/95      6/30/95
                                                                                        --------      -------
Raw materials                                                                            $1,665        $1,293
Work in process                                                                           3,752         5,585
Finished goods                                                                              548           598
Stores and supplies                                                                         814           734
                                                                                         ------        ------
                                                                                         $6,779        $8,210
                                                                                         ======        ======

C - LONG TERM OBLIGATIONS

                                                                                        12/31/95      6/30/95
                                                                                        --------      -------
Long-term debt:
    Revolving credit borrowings                                                          $3,997
    Equipment purchase line borrowings                                                    3,000
    Variable rate term loan to bank                                                      11,286       $12,000
    7% term loan to bank                                                                  3,868         4,564
    9.5% Industrial Development Revenue Refunding Bond, Series 1991                       1,119         1,341
    7.35% Urban Development Action Grant                                                    743           767
    7.5% Ohio Development term loan                                                         321           414
                                                                                        -------       -------
       Total long-term debt                                                              24,334        19,086
Capitalized lease obligations                                                             2,059         2,395
                                                                                        -------       -------
       Total long-term obligations                                                       26,393        21,481
Less current maturities of long-term obligations                                          4,643         4,299
                                                                                        -------       -------
       Total long-term obligations less current maturities                              $21,750       $17,182
                                                                                        =======       =======

At December 31, 1995, the Company had $2,003 and $3,000 available under its revolving credit and equipment purchase line facilities, respectively, with Comerica Bank. Borrowings under the revolving credit facility at December 31, 1995 were at a combination of the prime rate less 100 basis points and the Eurodollar rate plus 100 basis points. Borrowings under the equipment purchase line facility and variable rate term loan were at the Eurodollar rate plus 115 basis points.

D - BENEFIT PLANS

In October 1994, future benefits under a defined benefit pension plan covering approximately fifty salaried employees at one subsidiary were curtailed. A $250 one-time charge was accrued in September 1994, in accordance with Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" ("SFAS No. 88"). In July 1995, the Company filed documents with the Pension Benefit Guaranty Corporation (the "PBGC") and the Internal Revenue Service (the "IRS") to terminate this plan. As of the filing date of this report, the Company has not received approval from the IRS to proceed with terminating the plan and settling the plan obligations. An additional charge to income may be required under SFAS No. 88 upon settlement of obligations. The amount of this charge is sensitive to changes in market interest rates in effect when obligations are settled. Based upon current market interest rates, the Company estimates terminating the plan during the quarter ended March 31, 1996 would require a pre-tax charge against income of approximately $650.


E - PREOPERATING COSTS

Certain preoperating costs of a new plant at one of the Company's subsidiaries were deferred until the plant started production in December 1995. These costs are being amortized over a 36-month period beginning December 1995. The unamortized balance of these costs at December 31, 1995 was $2,884, of which $961 is reflected in other current assets and $1,923 is reflected in other assets. In the Company's annual report on Form 10-K for the year ended June 30, 1995, the Company indicated it would use a 24-month amortization period for these costs. Based upon the length of customer contracts related to production at this facility, management believes a 36-month amortization period is more appropriate.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS
---------------------

NET SALES
---------
Revenues increased 17.4% for the quarter and 21.3% for the year to date over last year. Most of this increase was from a Tooling Systems contract with General Motors to supply hard tooling for their 1997 Chevrolet Malibu, although about two-thirds of the total revenue increase was due to "pass-through" sales for work placed with other companies. Revenues from Testing Services also increased substantially for the quarter and year to date due to increased capacity from the new light truck simulator installed late in fiscal 1995. Sales of cam follower rollers at the Precision Machined Components unit were down slightly from last year for the quarter and year to date, the result of lower automotive and truck build rates this year combined with longer than usual customer holiday shutdowns. Sales at Vaungarde fell significantly below last year for the quarter and year to date from decreased demand for molded and painted plastic parts for original equipment manufacturers and after-market automotive and recreational vehicle customers.

GROSS PROFIT
------------
Gross profit, as a percentage of sales, was 17.1% for the quarter and 19.2% for the year to date, compared with 25.8% and 26.1% for the quarter and year to date last year. Gross profit percentage for the quarter and year to date was affected by a number of factors. Gross profit margins expected on the General Motors hard tooling project were not achieved due to ongoing equipment problems at the leased hard tooling facility and personnel shortages caused by near-full employment of skilled workers in Detroit. Gross profit was also impacted by substantially lower sales at Vaungarde as compared with the prior year. The new cam follower roller facility in Upper Sandusky, Ohio, began limited production in the second fiscal quarter with low productivity normal for a new plant, and was also affected by a four-month delay by General Motors in converting to cam follower rollers on their light trucks.

SELLING AND ADMINISTRATIVE ("S&A") EXPENSES
-------------------------------------------
S&A expenses in the prior year included a one-time charge of $250,000 relative to the curtailment of a defined benefit pension plan during the first quarter. Excluding the effect of this charge, S&A expenses for the quarter were $168,000 lower than the same period last year, and for the year to date were $15,000 lower than last year. As a percentage of sales, S&A expenses were 11.4% for the quarter and 11.2% for the year to date, compared with 14.1% and 13.7% for the quarter and year to date last year, excluding the effect of the one-time pension charge.

INTEREST EXPENSE -- NET
-----------------------
Interest expense, net of interest income, increased 44% for the quarter and 70% for the year to date over last year due to higher average net borrowings at slightly lower interest rates.

INCOME TAX PROVISION
--------------------
The effective income tax rate was 34.0% for the quarter and 35.1% for the year to date, compared with 35.2% and 35.1% for the quarter and year to date last year. Differences in effective rates are due to future taxable amounts considered in the computation of income taxes for the current year as required by SFAS No. 109, "Accounting for Income Taxes".

OUTLOOK
-------
Management does not expect profit for the third fiscal quarter ending March 31, 1996 to equal the 26 cents a share posted last year, but does look for improvement over the 10 cents reported this quarter. Management also expects the fourth fiscal quarter ended June 30, 1996 to show solid improvement in earnings over the third quarter as the General Motors hard tooling project should be completed this April. In addition, shipments of cam follower rollers are expected to increase substantially in the fourth fiscal quarter as full production levels are attained in support of General Motors' light truck requirements and we began limited shipments to Eaton

Corporation for Chrysler. For fiscal 1997, management believes earnings will resume their previous growth trend, exceeding fiscal 1995 levels, assuming the automotive market and the economy remain reasonably strong. A contract recently received from Eaton Corporation to provide cam follower rollers for its Chrysler automotive requirements should provide about $8 million of additional business in fiscal 1997. This new contract, which runs through 2001, also extends the Company's current agreement with Eaton through 2001 to provide cam follower rollers for its Ford automotive requirements. Management believes this, along with the additional light truck business from General Motors, should positively impact fiscal 1997 earnings. At Vaungarde, obtaining new sales and returning to profitability currently remain the top priorities for Vaungarde management. Longer term, the Company is considering the strategic fit of Vaungarde within Defiance, and is weighing all the options available to it. The Company was recently approached by another company expressing interest in the possible purchase of Vaungarde, and discussions are in a preliminary stage.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash provided by operating activities for the year to date was $3,566,000 which, along with borrowings under the revolving line of credit, met working capital needs. Cash used for current items for the year to date was $1,431,000. Accounts receivable increased from higher sales levels, and accrued payroll and employee benefits decreased from the payment of prior year end bonuses and incentives. At the end of the quarter, the current ratio was
1.57 to 1, compared with 1.56 to 1 at the end of the prior fiscal year. Working capital at the end of the quarter was $11,605,000, compared with $11,816,000 at the end of the prior fiscal year.

Funded debt increased $4,912,000 from the end of the prior fiscal year. Of this increase, $3,997,000 was from revolving credit borrowings to support working capital requirements. The remaining $915,000 net increase in long-term obligations was in support of capital expenditures. At the end of the quarter, the debt to total capitalization ratio was 41.0%, compared with 37.2% at the end of the prior fiscal year. At December 31, 1995 the Company had a total of $5,003,000 available in additional borrowing capacity under its revolving credit and equipment purchase line facilities.

For the year to date, capital expenditures totaled $7,023,000, and at the end of the quarter the Company had noncancelable outstanding commitments for capital expenditures of approximately $3,000,000. Most of the year to date capital spending was in support of expanded production capacity for cam follower rollers. Based on currently expected levels of business, the Company plans to spend approximately $5,000,000 in the fiscal year relative to asset replacements, cost reduction, and productivity improvement programs. Capital expenditures relative to new or increased sales are currently estimated at $8,000,000 for the fiscal year. The Company has secured the necessary financing to fund its outstanding commitments, and expects to fund its remaining planned capital expenditures for the fiscal year through operating cash flow and the equipment purchase line facility.

A quarterly cash dividend of $0.04 per share was paid December 5, 1995 to shareholders of record as of November 15, 1995. In addition, a quarterly cash dividend of $0.04 per share was declared January 24, 1996, payable March 5, 1996 to shareholders of record as of February 15, 1996. The Company anticipates future quarterly dividends, and does not expect its liquidity or capital resources to be materially affected by the payment of dividends.

On January 24, 1996, the Company's board of directors adopted the Defiance, Inc. Stock Repurchase Plan. This plan was effective January 24, 1996, and authorizes the repurchase of up to 1,000,000 shares of the Company's 6,573,450 currently outstanding common shares over a three-year period. Shares purchased will be held by the Company as Treasury Stock. This program is flexible, and the board of directors and management believe it can be implemented without detracting from the Company's business strategies or investment opportunities. Stock repurchases will be funded from operating cash flow or loans from Comerica Bank under the existing revolving credit facility. Any such borrowings will be made so as to not violate the Company's loan covenants with Comerica Bank or adversely impact the Company's ability to fund capital expenditures, acquisitions, or its business operations.

Item 4. Submission of Matters to a Vote of Security Holders

       At the Company's Annual Meeting of Shareholders on October 25, 1995, the following individual was elected to the Board of Directors for a three year term:

                                               Votes             Votes
                                                For             Withheld
                                              --------          --------
              Jerry A. Cooper                 5,449,221           25,750

       No other proposals were presented at the Company's Annual Meeting.


Item 5. Other Information

       On January 24, 1996, the Company's board of directors approved a cash dividend of $0.04 per common share, payable March 5, 1996 to shareholders of record as of February 15, 1996.


Item 6. Exhibits and Reports on Form 8-K

  (a)  Exhibits - 27.  Financial Data Schedule.

  (b)  Reports on Form 8-K

       Registrant filed a report on Form 8-K on January 30, 1996, to report the following under Item 5 "Other Events". On January 24, 1996, the Company's board of directors adopted the Defiance, Inc. Stock Repurchase Plan. This plan was effective January 24, 1996, and authorizes the repurchase of up to 1,000,000 shares of the Company's 6,573,450 currently outstanding common shares, over a three-year period. Shares purchased will be held by the Company as Treasury Stock. A copy of the plan document, press release, and letter of consent from Comerica Bank were filed as exhibits.

                                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  January 31, 1996
       ----------------

                            DEFIANCE, INC.


                       By:  /s/ Jerry A. Cooper
                            ----------------------------------------------------
                            President and Chief Executive Officer


                            /s/ Michael J. Meier
                            ----------------------------------------------------
                            Vice President - Finance and Chief Financial Officer


                            /s/ James L. Treece
                            ----------------------------------------------------
                            Chief Accounting Officer