Form 10-Q
period 1996-03-31
DEFIANCE INC
filed 1996-04-25
CIK 775995

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


(Mark One)
 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

             For the quarterly period ended   March 31, 1996
                                            ------------------
                                       OR

 [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

          Commission File Number                               0-14044
                                                               -------

                               DEFIANCE, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


               Delaware                                 34-1526359
     -------------------------------               ---------------------
     (State or other jurisdiction of                   (IRS Employer
     incorporation or organization)                 Identification No.)

     1111 Chester Ave., Suite 750
            Cleveland, Ohio                             44114-3516
- ----------------------------------------           ---------------------
(Address of principal executive offices)                (Zip Code)

(Registrant's telephone number, including area code)   (216) 861-6300
                                                   ---------------------


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

    The number of Common Shares outstanding at April 24, 1996 was 6,513,550.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                        DEFIANCE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                           (All amounts in thousands)


                                     ASSETS

                                                                                          3/31/96       6/30/95
                                                                                          -------       -------
CURRENT ASSETS:
    Cash                                                                                     $143        $1,166
    Accounts receivable                                                                    22,410        19,835
    Inventories                                                                             5,489         8,210
    Deferred income taxes                                                                     227           621
    Prepaid expenses and other current assets                                               3,283         3,316
                                                                                          -------       -------
       Total current assets                                                                31,552        33,148

PROPERTY, PLANT AND EQUIPMENT -- net                                                       40,278        35,994
COST IN EXCESS OF NET ASSETS OF ACQUIRED COMPANIES                                          6,533         6,769
OTHER ASSETS                                                                                2,718         1,097
                                                                                          -------       -------
       Total assets                                                                       $81,081       $77,008
                                                                                          =======       =======


                                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current maturities of long-term obligations                                            $4,961        $4,299
    Accounts payable                                                                        5,461         6,570
    Accrued payroll and employee benefits                                                   3,641         4,385
    Accrued expenses                                                                        3,588         6,078
                                                                                          -------       -------
       Total current liabilities                                                           17,651        21,332

LONG-TERM OBLIGATIONS                                                                      23,490        17,182
DEFERRED INCOME TAXES                                                                       2,024         2,198
CONTINGENCIES -- Note G

STOCKHOLDERS' EQUITY:
    Common shares                                                                             329           327
    Additional paid-in capital                                                             22,047        21,977
    Retained earnings                                                                      15,882        13,992
    Less common shares in treasury -- at cost                                                (342)
                                                                                          -------       -------
       Total stockholders' equity                                                          37,916        36,296

                                                                                          -------       -------
       Total liabilities and stockholders' equity                                         $81,081       $77,008
                                                                                          =======       =======

See notes to condensed consolidated financial statements.

                       DEFIANCE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
        (All amounts in thousands, except share and per share amounts)


                                                                Three months ended         Nine months ended
                                                                ------------------        --------------------
                                                                3/31/96    3/31/95        3/31/96      3/31/95
                                                                -------    -------        -------      -------
Net sales                                                         $25,724    $23,085      $77,326       $65,636
Cost of goods sold                                                 21,459     16,927       63,133        48,393
Selling and administrative expenses                                 2,995      3,123        8,798         9,191
                                                                ---------  ---------    ---------     ---------
       Operating earnings                                           1,270      3,035        5,395         8,052
Interest expense -- net                                               528        259        1,269           773
Other (income)                                                         (5)        (9)         (15)          (15)
                                                                ---------  ---------    ---------     ---------
       Earnings before income tax provision                           747      2,785        4,141         7,294
Income tax provision                                                  273      1,043        1,464         2,624
                                                                ---------  ---------    ---------     ---------
       Net earnings                                                  $474     $1,742       $2,677        $4,670
                                                                =========  =========    =========     =========


Net earnings per common share                                       $0.07      $0.26        $0.40         $0.70
                                                                =========  =========    =========     =========

Common shares issued and outstanding:
   Beginning of period                                          6,573,450  6,541,450    6,543,950     6,516,038
   Issued during period                                                                    29,500        25,412
   Repurchased during period                                      (59,900)                (59,900)
                                                                ---------  ---------    ---------     ---------
       End of period                                            6,513,550  6,541,450    6,513,550     6,541,450
                                                                ---------  ---------    ---------     ---------
Average common shares outstanding:
   Shares issued and outstanding                                6,546,627  6,541,450    6,554,604     6,530,227
   Share equivalents -- outstanding stock options                 143,520    156,545      178,887       168,904
                                                                ---------  ---------    ---------     ---------
       Average common shares outstanding                        6,690,147  6,697,995    6,733,491     6,699,131
                                                                =========  =========    =========     =========
Cash dividends per common share                                     $0.04      $0.04        $0.12         $0.04
                                                                =========  =========    =========     =========


See notes to condensed consolidated financial statements.

                       DEFIANCE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (All amounts in thousands)


                                                                                            Nine months ended
                                                                                          --------------------
                                                                                          3/31/96      3/31/95
                                                                                          -------      -------
OPERATING ACTIVITIES:
    Net earnings                                                                           $2,677       $4,670
    Items not affecting cash                                                                4,558        3,258
    Current items                                                                          (4,086)      (4,090)
                                                                                          -------      -------
       Cash provided by operating activities                                                3,149        3,838
                                                                                          -------      -------


FINANCING ACTIVITIES:
    Payments of long-term obligations                                                      (3,148)      (2,253)
    Additions to long-term obligations                                                     10,119        5,207
    Issuance of common shares from exercise of stock options                                   71           48
    Repurchase of common shares                                                              (342)
    Dividends paid                                                                           (787)        (262)
                                                                                          -------      -------
       Cash provided by financing activities                                                5,913        2,740
                                                                                          -------      -------


INVESTING ACTIVITIES:
    Capital expenditures                                                                   (8,247)      (6,988)
    Preoperating costs                                                                     (1,677)
    Other -- net                                                                             (161)        (232)
                                                                                          -------      -------
       Cash used for investing activities                                                 (10,085)      (7,220)
                                                                                          -------      -------


CASH:
    Decrease                                                                               (1,023)        (642)
    Beginning of period                                                                     1,166          941
                                                                                          -------      -------
       End of period                                                                         $143         $299
                                                                                          =======      =======

See notes to condensed consolidated financial statements.

                        DEFIANCE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED MARCH 31, 1996
                (All amounts in thousands, except share amounts)


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


B -- INVENTORIES

                                                                                          3/31/96        6/30/95
                                                                                         --------       --------
Raw materials                                                                              $1,575         $1,293
Work in process                                                                             2,566          5,585
Finished goods                                                                                635            598
Stores and supplies                                                                           713            734
                                                                                         --------       --------
       Total inventories                                                                   $5,489         $8,210
                                                                                         ========       ========

C -- LONG-TERM OBLIGATIONS

                                                                                          3/31/96        6/30/95
                                                                                         --------       --------
Long-term debt:
    Revolving credit borrowings                                                            $4,519
    Equipment purchase line borrowings                                                      5,600
    Variable rate term loan to bank                                                        10,857       $12,000
    7% term loan to bank                                                                    3,520         4,564
    9.5% Industrial Development Revenue Refunding Bond, Series 1991                         1,045         1,341
    7.35% Urban Development Action Grant                                                      731           767
    7.5% Ohio Development term loan                                                           274           414
                                                                                         --------      --------
       Total long-term debt                                                                26,546        19,086
Capitalized lease obligations                                                               1,905         2,395
                                                                                         --------      --------
       Total long-term obligations                                                         28,451        21,481
Less current maturities of long-term obligations                                            4,961         4,299
                                                                                         --------      --------
       Total long-term obligations less current maturities                                $23,490       $17,182
                                                                                         ========      ========

At March 31, 1996, the Company had $1,881 available under its revolving credit and equipment purchase line facilities with Comerica Bank. Borrowings under the revolving credit facility were at a combination of the prime rate less 100 basis points and the Eurodollar rate plus 100 basis points. Borrowings under the equipment purchase line facility and variable rate term loan were at the Eurodollar rate plus 115 basis points.

D -- TREASURY STOCK

On January 24, 1996, the Company's board of directors adopted the Defiance, Inc. Stock Repurchase Plan. This plan was effective January 24, 1996, and authorizes the repurchase of up to 1,000,000 shares of the Company's outstanding common shares over a three-year period. Shares purchased will be held by the Company as Treasury Stock.

During the quarter ended March 31, 1996, 59,900 common shares were repurchased in open market transactions for $342.


E -- PREOPERATING COSTS

Certain preoperating costs of a new plant at one of the Company's subsidiaries were deferred until the plant started production in December 1995. These costs are being amortized over a 36-month period beginning December 1995. The unamortized balance of these costs at March 31, 1996 was $2,412, of which $904 is reflected in other current assets and $1,508 is reflected in other assets. In the Company's annual report on Form 10-K for the year ended June 30, 1995, the Company indicated it would use a 24-month amortization period for these costs. Based upon the length of customer contracts related to production at this facility, management believes a 36-month amortization period is more appropriate.


F -- BENEFIT PLANS

In October 1994, future benefits under a defined benefit pension plan covering approximately fifty salaried employees at one subsidiary were curtailed. A $250 one-time charge was accrued in September 1994 in accordance with Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" ("SFAS No. 88"). In July 1995, the Company filed documents with the Pension Benefit Guaranty Corporation (the "PBGC") and the Internal Revenue Service (the "IRS") to terminate this plan. As of the filing date of this report, the Company has not received IRS approval to proceed with terminating the plan and settling the plan obligations. An additional charge to income may be required under SFAS No. 88 upon settlement of obligations. The amount of this charge is sensitive to changes in market interest rates in effect when obligations are settled. Based upon current market interest rates, the Company estimates terminating the plan during the quarter ended June 30, 1996 would require a pre-tax charge against income of approximately $750.


G -- CONTINGENCIES

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS
- ---------------------

Net Sales
- ---------
Revenues increased 11.4% for the quarter and 17.8% for the year to date over last year. Revenues from Testing Services increased substantially for the quarter and year to date as a result of additional capacity from the new light truck simulator installed late in fiscal 1995, combined with increased testing work for Chrysler Corporation. Revenues from Tooling Systems were up for the quarter and year to date primarily from a contract with General Motors to supply hard tooling for their 1997 Chevrolet Malibu, with about two-thirds of the increase due to "pass-through" sales for work placed with other companies. This contract was completed April 1996. Sales of cam follower rollers at the Precision Machined Components unit were down slightly for the quarter and year to date. Demand for gasoline engine rollers was sluggish and did not recover as quickly as expected from General Motors' delay in ramping up production of its new light truck series, and some impact was felt from the General Motors' brake plant strike. Demand for diesel engine rollers was affected by lower heavy-duty truck build rates. Sales at Vaungarde for the quarter were slightly ahead of last year, but for the year to date remained significantly below last year due to decreased demand for molded and painted plastic parts from original equipment manufacturers and after-market automotive and recreational vehicle customers.

Gross Profit
- ------------
Gross profit, as a percentage of sales, was 16.6% for the quarter and 18.4% for the year to date, compared with 26.7% and 26.3% for the quarter and year to date last year. Profitability pressures experienced in the first half of the fiscal year continued to affect margins in the third fiscal quarter. Profit margins expected on the General Motors hard tooling project were not achieved due to equipment problems and personnel shortages. Gross profit was also adversely impacted by substantially lower sales at Vaungarde for the year to date. The new cam follower roller facility in Upper Sandusky, Ohio, began limited production in the second fiscal quarter and continued to experience low productivity and start-up issues concerned with equipment transfers and the training of new personnel. In addition, cost of goods sold for the current quarter includes $226,000 of preoperating cost amortization (see Note E to the Condensed Consolidated Financial Statements).

Selling and Administrative ("S&A") Expenses
- -------------------------------------------
S&A expenses in the prior year included a one-time charge of $250,000 relative to the curtailment of a defined benefit pension plan during the first quarter. Excluding the effect of this charge, S&A expenses for the quarter were $128,000 lower than the same period last year, and for the year to date were $143,000 lower than last year. As a percentage of sales, S&A expenses were 11.6% for the quarter and 11.4% for the year to date, compared with 13.5% and 13.6% for the quarter and year to date last year, excluding the effect of the one-time pension charge. Current year S&A expenses reflect substantially lower accruals for incentive bonuses than the prior year.

Interest Expense -- Net
- -----------------------
Interest expense, net of interest income, increased $269,000 for the quarter and $496,000 for the year to date over last year due to higher average net borrowings at similar interest rates.

Income Tax Provision
- --------------------
The effective income tax rate was 36.5% for the quarter and 35.4% for the year to date, compared with 37.5% and 36.0% for the quarter and year to date last year. Differences in effective rates are due to future taxable amounts considered in the computation of income taxes for the current year as required by SFAS No. 109, "Accounting for Income Taxes".

Outlook
- -------
Management does not expect profit for the fourth fiscal quarter ending June 30, 1996 to equal the 28 cents a share posted in the fourth fiscal quarter last year, but does look for a significant improvement over the current fiscal quarter. The General Motors hard tooling project was completed in April and the working capital investment is now being recovered. In addition, shipments of cam follower rollers are expected to increase in the fourth fiscal quarter as full production levels are attained in support of General Motors' light truck requirements and limited shipments begin to Eaton Corporation for Chrysler. Full production levels for Chrysler are expected by mid-summer. For fiscal 1997, management believes earnings will resume their previous growth trend, exceeding fiscal 1995 levels, assuming the automotive market and the economy remain reasonably strong. The contract with Eaton to provide cam follower rollers for its Chrysler automotive requirements should provide about $8 million of additional business in fiscal 1997. This contract, which runs through 2001, also extended the Company's agreement with Eaton through 2001 to provide cam follower rollers for its Ford automotive requirements. Management believes this, along with the additional light truck business from General Motors, should positively impact fiscal 1997 earnings. At Vaungarde, obtaining new sales and returning to profitability currently remain the top priorities for Vaungarde management. Longer term, the Company is considering the strategic fit of Vaungarde within Defiance, and is considering all the options available to it. The Company was approached in January by another company expressing interest in the possible purchase of Vaungarde, and discussions are continuing.

The preceding discussion includes forward-looking statements based on management's current expectations, which are subject to a number of risks and uncertainties that could materially affect demand for the Company's products and services, thereby impacting future results of operations, financial condition or cash flows. Demand for the Company's products and services is affected by consumer demand in the domestic automotive and heavy-duty truck industries and the resulting levels of production, as well as competition from other suppliers to these industries. Demand is also affected by the level of new model development at OEMs (original equipment manufacturers) and the resulting need for prototyping, tooling and testing services. Demand is also sensitive to general economic conditions, such as growth, inflation, interest rates and unemployment levels.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Cash provided by operating activities for the year to date was $3,149,000 which, along with borrowings under the revolving line of credit, met working capital needs. Cash used for current items for the year to date was $4,086,000. Accounts receivable increased from higher sales levels in the current quarter as compared with the fourth quarter of fiscal 1995. Accrued expenses decreased from payments of incentive bonuses accrued in the prior year and payments for equipment received and accrued for in June 1995. At the end of the quarter, the current ratio was 1.79 to 1, compared with 1.55 to 1 at the end of the prior fiscal year. Working capital at the end of the quarter was $13,901,000, compared with $11,816,000 at the end of the prior fiscal year.

Funded debt increased $6,970,000 from the end of the prior fiscal year. Of this increase, $4,519,000 was from revolving credit borrowings to support working capital requirements. The remaining $2,451,000 increase was in support of capital expenditures. At the end of the quarter, debt to total capitalization ratio was 43%, compared with 37% at the end of the prior fiscal year. At March 31, 1996 the Company had a total of $1,881,000 available in additional borrowing capacity under its revolving credit and equipment purchase line facilities.

For the year to date, capital expenditures totaled $8,247,000, and at the end of the quarter the Company had noncancelable outstanding commitments for capital expenditures of approximately $3,000,000. Most of the year to date capital spending was in support of expanded production capacity for cam follower rollers. Based on currently expected levels of business, the Company plans to spend approximately $4,000,000 in the fiscal year relative to asset replacements, cost reduction, and productivity improvement programs. Capital expenditures relative to new or increased sales are currently estimated at $7,000,000 for the fiscal year. The Company has secured the necessary financing to fund its outstanding commitments, and expects to fund its remaining planned capital expenditures for the fiscal year through operating cash flow and the equipment purchase line facility.

In January 1996, the Company adopted a stock repurchase plan (see Note D to the Condensed Consolidated Financial Statements). This program is flexible, and the board of directors and management believe it can be implemented without detracting from the Company's business strategies or investment opportunities. Stock repurchases will be funded from operating cash flow or loans from Comerica Bank under the existing revolving credit facility. Any such borrowings will be made in accordance with the Company's loan covenants with Comerica Bank and will not adversely impact the Company's ability to fund capital expenditures, acquisitions, or its business operations. During the quarter ended March 31, 1996, 59,900 common shares were repurchased in open market transactions for $342,000.

A quarterly cash dividend of $0.04 per share was paid March 5, 1996 to shareholders of record as of February 15, 1995. In addition, a quarterly cash dividend of $0.04 per share was declared April 24, 1996, payable June 5, 1996 to shareholders of record as of May 15, 1996. The Company anticipates future quarterly dividends, and does not expect its liquidity or capital resources to be materially affected by the payment of dividends.


PART II -- OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits
        --------
        27.  Financial Data Schedule.

   (b)  Reports on Form 8-K
        -------------------
        No reports on Form 8-K were filed during the current quarter.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  April 25, 1996
     --------------------


                            DEFIANCE, INC.


                       By:  /s/ Jerry A. Cooper
                            ---------------------------------------------------
                            President and Chief Executive Officer


                            /s/ Michael J. Meier
                            ---------------------------------------------------
                            Vice President - Finance and Chief Financial Officer


                            /s/ James L. Treece
                            ---------------------------------------------------
                            Chief Accounting Officer