Form 10-K405
period 1996-06-30
DEFIANCE INC
filed 1996-08-26
CIK 775995

                                   FORM 10 - K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
    [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                        For the fiscal year ended              JUNE 30, 1996
                                                               -------------

    [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                          Commission file number                 0-14044
                          ----------------------                 -------

                                 DEFIANCE, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

          Delaware                                             34-1526359
          --------                                             ----------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                             Identification No.)

1111 Chester Ave., Suite 750, Cleveland, Ohio                   44114-3516
- ---------------------------------------------                   ----------
 (Address of principal executive offices)                       (Zip Code)

  Registrant's telephone number, including area code    (216) 861-6300
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of July 31, 1996, 6,415,750 shares of Common Stock of Defiance, Inc. were outstanding and the aggregate market value of such Common Stock held by non-affiliates (based upon the closing sale price on such date as reported on the Nasdaq National Market) was approximately $33,165,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for Defiance, Inc.'s 1996 Annual Meeting of Shareholders are incorporated by reference to Part III of this Form 10-K Report.

                                     PART I

ITEM 1. BUSINESS

GENERAL

Defiance, Inc. (the "Company"), incorporated in Delaware as a holding company in 1985, is recognized as a world-class supplier of tooling systems, testing services and precision machined components to the U. S. motor vehicle industry, with headquarters in Cleveland, Ohio. The Company offers its customers quality products and services, ranging from engineering and design of a part or assembly, through analysis, prototype and physical testing, to tooling and production.

The Company's subsidiaries operate through the following strategic business units:

Tooling Systems
- ---------------
Defiance Tooling Systems, consisting of Hy-Form Products, Inc., Binderline Development, Inc. and Draftline Engineering Company, provides full prototype and production tooling systems primarily to the domestic automotive industry. A full turn-key project management service is offered to customers, taking a conceptual design from soft tooling and prototype dies through to the tryout of the production hard tooling dies. Work is performed either in house or through strategic alliances with other firms. Together, these companies design and produce models, patterns, fixtures, soft prototype tooling, hard production tooling and aids to hard tooling and supply computerized machine tool cutter paths, laser processing, CNC (computer numerical control) machining and CMM (coordinate measuring machine) certification. Typical parts for which prototypes and production tooling are made include structural, suspension, inner panels, frame components and powertrain sheet metal parts.

Testing Services
- ----------------
Defiance Testing & Engineering Services, Inc. (formerly SMTC Corporation) provides a full range of product design, engineering analysis, and experimental testing and simulation services for structural and mechanical systems. These systems range from single components to complete vehicle development projects, primarily for the U.S. transportation industry. Physical testing services include product durability testing, experimental stress analysis, product validation testing, environmental testing, noise and vibration testing and road simulation. Testing is performed on a wide range of components and systems from chassis and suspensions, seats and seating assemblies, to entire vehicle environmental and road simulation. Engineering consulting services include new product design, finite element modeling and analysis, kinematics analysis, experimental dynamics, variation simulation analysis and vehicle development programs for parts such as vehicle bodies, suspensions and engine components. Computer aided engineering techniques such as computerized simulated testing of prototypes are used to help in the design process of new products at an early stage in the product development cycle.

Precision Machined Components
- -----------------------------
Defiance Precision Products, Inc. ("Precision Products") manufactures cam follower rollers, cam follower roller axles and other hardened and precision machined metal engine and drive-train components, primarily for the domestic automobile, light truck and heavy-duty truck markets. Precision Products' principal product, the cam follower roller ("CFR"), is a component used in the valve lifter assemblies of gasoline and diesel engines that replaces the sliding surface between the valve lifter and the camshaft with a roller element, reducing valve train friction and increasing engine efficiency and durability in roller equipped engines. Because of their application, CFRs and CFR axles must be manufactured to extremely precise specifications.

CURRENT YEAR DEVELOPMENTS

Tooling Systems
- ---------------
Defiance Tooling Systems continued during 1996 to approach the automotive marketplace as a full service problem solving tooling and prototype services supplier and continued to pursue strategic alliances with companies that have complimentary products and processes. Several process and productivity improvements were realized during fiscal 1996 as a result of a proactive cross-functional team structure. Capital investment in high technology CMM laser scanning and upgraded CAD workstations improved production capability.

Testing Services
- ----------------
Defiance Testing & Engineering Services, Inc. continued to benefit in fiscal 1996 from increased automotive product improvement and development projects by its customers, combined with increased capacity from the addition of a seventeen channel full vehicle light truck road simulator late in fiscal 1995. Domestic automakers continue to shift greater responsibility for component design, engineering and testing to their suppliers as they focus more upon their core competency in the assembly of vehicles. In addition, demand continued to grow for testing due to safety and quality issues as well as ongoing pressure by the marketplace to shorten the product development cycle. Full-vehicle simulation systems, used in conjunction with traditional proving ground testing, allow an automaker to dramatically reduce the cost and time required to test a vehicle as well as enhance the quality of data acquired in the process. Capital spending during the year enhanced capabilities in the areas of simulation testing, data acquisition and noise and vibration testing.

Precision Machined Components
- -----------------------------
Precision Products began production in December 1995 at a third facility in Upper Sandusky, Ohio which added production capacity for CFRs and other precision engine parts, such as the axles upon which CFRs are mounted. This plant is expected to be running at full production levels by the second fiscal quarter of fiscal 1997, helping to support approximately $8 million in new business expected in fiscal 1997 with Eaton Corporation to supply their Chrysler automotive CFR requirements. Capital spending during the year, which included new equipment for the Upper Sandusky facility, was focused on expanded capacity for gasoline engine CFR production, upgrades of existing grinding equipment and manufacturing process improvements.

Molded and Painted Plastic Products
- -----------------------------------
Vaungarde, Incorporated ("Vaungarde") molds plastic parts using reaction injection molding processes and paints parts of various polymers produced internally or provided by other molders. The company primarily serves original equipment and after-market manufacturers in the automotive, heavy truck, agricultural and recreational vehicle industries. All of the common shares of Vaungarde were sold August 19,1996 and additional information relating to this sale is contained in Note C to the Consolidated Financial Statements.

Sales by strategic business unit as a percentage of the Company's total sales are as follows:

                                                      Year Ended June 30,
                                                 1996        1995        1994

                                             ---------------------------------
        Precision Machined Components              35%         38%         37%
        Tooling Systems                            31%         27%         25%
        Testing Services                           25%         23%         25%
        Molded and Painted Plastic Products         9%         12%         13%
                                             ---------------------------------
                                                  100%        100%        100%
                                             =================================

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

PRINCIPAL CUSTOMERS

The Company's principal customers for its products and services are General Motors Corporation, Ford Motor Company, Chrysler Corporation (the "Big Three") and their respective suppliers. Direct sales to principal customers as a percentage of the Company's total sales are as follows:

                                                    Year Ended June 30,
                                               1996        1995        1994
                                               -------------------------------
      Big Three:
      ----------
           General Motors Corporation              30%         22%         17%
           Ford Motor Company                      14%         17%         25%
           Chrysler Corporation                    11%          5%          4%
                                               -------------------------------
                                                   55%         44%         46%
      Others over 10% of consolidated sales:
      --------------------------------------
           Eaton Corporation                       10%         12%         11%

EMPLOYEES

As of June 30, 1996, the Company employed 822 persons. All production personnel of Precision Products located in Defiance, Ohio, are represented by the United Auto Workers. The current contract between Precision Products and the UAW was signed in May 1994, and expires in November 1998. Production personnel at Vaungarde, which was sold August 19, 1996, were also represented by the United Auto Workers.

GOVERNMENT REGULATION

Management of the Company believes that compliance with applicable Federal, state, and local environmental laws and regulations has not had nor should have any material effect upon the capital expenditures, net income, or competitive position of the Company.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

Name                         Age      Position
- ----                         ---      --------
Thomas H. Roulston II         63      Chairman of the Board and Director (1)
Jerry A. Cooper               57      President, Chief Executive Officer and Director (2)
Michael J. Meier              42      VP-Finance, Chief Financial Officer, Secretary and Treasurer
James L. Treece               58      Chief Accounting Officer and Assistant Treasurer
Leonard V. Matlock, Jr.       49      Corporate Controller and Assistant Secretary

              (1) Term as director expires in 1996
              (2) Term as director expires in 1998

Thomas H. Roulston II has served as Chairman of the Board since in 1990. Mr. Roulston has been the chairman of the board of Roulston & Company, Inc. of Cleveland, Ohio since 1990, and served as president of Roulston & Company, Inc. from 1963 until 1990. Roulston & Company, Inc. is a registered investment advisor.

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

Leonard V. Matlock has served as Corporate Controller and Assistant Secretary of the Company since December 1993. From 1985 until joining the Company, Mr. Matlock was controller of Teledyne Hyson, a division of Teledyne, Inc. Teledyne Hyson is a manufacturer of metal stamping die controls. Prior to 1980, Mr. Matlock held various accounting related positions in private industry.

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

ITEM 2.       PROPERTIES

The following are the principal properties of the Company as of June 30, 1996:

                                                       Area in             Owned /
Location                                           Square Feet             Leased       Primary use
- --------                                           -----------             ------       -----------
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

Defiance Testing & Engineering Services, Inc.
   1960 Ring Drive, Troy, MI                            42,000             Leased       Offices and testing facilities
   5859 Executive Drive, Westland, MI                   29,000             Leased       Offices and testing facilities
   5950 Executive Drive, Westland, MI                    7,800             Leased       Offices and testing facilities
   5717 Executive Drive, Westland, MI                    9,663             Leased       Offices and testing facilities
   5727 Executive Drive, Westland, MI                   20,000             Leased       Offices and testing facilities
   5770 Hix Road, Westland, MI                          24,600             Leased       Offices and testing facilities

Vaungarde, Incorporated
   1000 Bradley Street, Owosso, MI                     100,000             Owned        Manufacturing plant and offices
    630 South Chestnut Street, Owosso, MI               28,000             Owned        Manufacturing plant
   1040 Aiken Road, Owosso, MI                          20,000             Leased       Manufacturing plant

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

Not applicable

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S CAPITAL STOCK AND RELATED STOCKHOLDER MATTERS

The principal market in which the Company's Common Stock is traded is the Nasdaq National Market (Nasdaq Symbol DEFI). The following table indicates the high and low sales price of the Company's Common Stock traded on the Nasdaq National Market Summary of Activity and the cash dividends declared per share for each full quarterly period within the two most recent fiscal years:

                                                                      Market Price
                                                              -------------------------             Dividends
                                                                     High         Low               Declared
                                                                     ----         ---               --------
Fiscal 1996
- -----------
     First quarter (July 1, 1995 -  September 30, 1995)             $7.5000     $6.5000               $0.04
     Second quarter (October 1, 1995 -  December 31, 1995)          $8.0000     $5.3750                0.04
     Third quarter (January 1, 1996 -  March 31, 1996)              $6.2500     $5.1250                0.04
     Fourth quarter (April 1, 1996 -  June 30, 1996)                $6.3750     $5.3750                0.04
                                                                                                      -----
            Total                                                                                     $0.16
                                                                                                      =====

Fiscal 1995
- -----------
     First quarter (July 1, 1994 -  September 30, 1994)             $7.5625     $5.5000             ---
     Second quarter (October 1, 1994 -  December 31, 1994)          $7.5000     $6.0000             ---
     Third quarter (January 1, 1995 -  March 31, 1995)              $7.6250     $6.2500               $0.04
     Fourth quarter (April 1, 1995 -  June 30, 1995)                $7.0000     $6.1250                0.04
                                                                    -------     -------                ----
             Total                                                                                    $0.08
                                                                                                      =====

As of July 31, 1996 the Company had 312 stockholders of record. This figure does not include those persons who hold the Company's stock through nominee accounts, otherwise known as "street name" shareholders. Including street name shareholders, the Company estimates it has 3,000 stockholders.

The Company expects its practice of paying quarterly dividends on its Common stock will continue, although future dividends will continue to depend upon the Company's earnings, capital requirements, financial condition and other factors.

ITEM 6.       SELECTED FINANCIAL DATA

                         DEFIANCE, INC. AND SUBSIDIARIES
                        FIVE YEAR SELECTED FINANCIAL DATA
                    (In thousands, except per share amounts)

                                                                  Year Ended June 30,
                                                   1996       1995      1994      1993     1992
                                                 -------------------------------------------------
Net sales                                        $103,975   $92,532   $81,645   $79,217   $ 69,559

Earnings before cumulative effect of
   accounting change (1)                         $  1,598   $ 6,594   $ 5,437   $ 3,432   $    909
Cumulative effect of accounting change                           --       564        --         --
                                                 -------------------------------------------------
              Net earnings                       $  1,598   $ 6,594   $ 6,001   $ 3,432   $    909
                                                 =================================================
Earnings before cumulative effect of
   accounting change (1)                         $   0.24   $  0.98   $  0.81   $  0.54   $   0.15
Cumulative effect of accounting change                           --      0.09        --         --
                                                 -------------------------------------------------
              Net earnings per common share      $   0.24   $  0.98   $  0.90   $  0.54   $   0.15
                                                 =================================================
Working capital (deficiency)                     $  9,537   $12,149   $10,112   $ 9,569  ($    341)
Cost in excess of net assets of acquired
   companies (goodwill) -- net of amortization   $  5,122   $ 6,769   $ 7,085   $ 7,400   $  7,715
Total assets                                     $ 74,768   $77,341   $54,535   $51,737   $ 50,073
Short-term interest bearing obligations          $  5,051   $ 4,299   $ 2,933   $ 2,343   $ 10,941
Long-term interest bearing obligations           $ 18,134   $17,182   $ 9,346   $13,685   $  9,995
Stockholders' equity                             $ 35,438   $36,296   $30,174   $24,081   $ 20,157

Dividends paid                                   $  1,045   $   523        --        --         --



                         DEFIANCE, INC. AND SUBSIDIARIES
                         UNAUDITED QUARTERLY INFORMATION
                (Amounts in thousands, except per share amounts)

                          First    Second     Third     Fourth
Fiscal 1996              Quarter   Quarter   Quarter    Quarter    Total
- -----------              --------------------------------------------------
Net sales                $26,966   $24,636   $25,724   $ 26,649    $103,975
Gross profit             $ 5,727   $ 4,201   $ 4,265   $  5,263    $ 19,456
Net earnings (1)         $ 1,538   $   665   $   474  ($  1,079)   $  1,598
Earnings per share (1)   $  0.23   $  0.10   $  0.07  ($   0.16)   $   0.24

Fiscal 1995

Net sales                $21,574   $20,977   $23,085   $ 26,896    $ 92,532
Gross profit             $ 5,677   $ 5,408   $ 6,158   $  6,674    $ 23,917
Net earnings             $ 1,501   $ 1,426   $ 1,743   $  1,924    $  6,594
Earnings per share       $  0.22   $  0.22   $  0.26   $   0.28    $   0.98

(1) See Note C to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth certain items from Defiance, Inc.'s Consolidated Statement of Operations as a percentage of net sales for the fiscal years ended June 30, 1996 ("1996"), June 30, 1995 ("1995") and June 30, 1994 ("1994"):

                                                                          1996     1995    1994
                                                                         -----------------------
Net sales                                                                100.0    100.0    100.0
Cost of goods sold                                                        81.3     74.2     74.9
                                                                         -----------------------
              Gross profit                                                18.7     25.8     25.1
Selling and administrative expenses                                       10.9     13.7     13.6
Charge for business to be sold                                             2.5
                                                                         -----------------------
              Operating earnings                                           5.3     12.1     11.5
Interest expense - net                                                     1.7      1.1      1.6
Other (income)                                                            (0.1)             (0.1)
                                                                         -----------------------
              Earnings before income tax provision and cumulative
                 effect of accounting change                               3.7     11.0     10.0
Income tax provision                                                       2.2      3.9      3.3
                                                                         -----------------------
              Earnings before cumulative effect of accounting change       1.5      7.1      6.7
Cumulative effect of accounting change - income taxes                                        0.7
                                                                         -----------------------
              Net earnings                                                 1.5      7.1      7.4
                                                                         =======================

Net sales
- ---------

Net sales for 1996 were up by $11,443,000, or 12.4%, from 1995. Sales of cam follower rollers and other precision machined metal components were up 3%. Sales of automotive cam follower rollers increased primarily from new business with General Motors for their light truck series engine. This increase was partially offset by lower shipments of diesel engine rollers resulting from lower heavy-duty truck build rates. Sales of testing services increased 23% as the result of additional capacity from the new light truck simulator installed late in 1995, combined with increased testing work for Chrysler Corporation. Tooling revenues increased 28% primarily from a contract with General Motors to supply hard tooling for the 1997 Chevrolet Malibu. This contract began during the second half of 1995 and was completed April 1996. Sales of molded and painted plastic parts were down 12% due to decreased demand from original equipment manufacturers and after-market automotive and recreational vehicle customers.

Net sales for 1995 were up by $10,887,000, or 13.3%, from 1994. Sales of cam follower rollers and other precision machined metal components were up 17% due to strong engine build rates at the Company's automotive and diesel customers, combined with new business for Eaton Corporation under a contract announced in 1994. Sales of testing services also increased 4% due to strong new model development activity by domestic automakers and the continuing trend toward outsourcing to preferred suppliers. Tooling revenues increased 24% primarily due to the General Motors hard tooling contract. Sales of molded and painted plastic parts were essentially unchanged from the prior year.

Gross profit percentage
- -----------------------
Gross profit for 1996, as a percentage of net sales, decreased to 18.7% from 25.8% in the prior year, which represents a $4,461,000 decrease from 1995. Profit margins expected on the General Motors hard tooling contract were not achieved due to equipment problems and personnel shortages. In addition, the new cam follower roller facility in Upper Sandusky, Ohio, began limited production in the second quarter of 1996 and experienced low productivity and start-up issues related to equipment transfers and the training of new personnel. Cost of goods sold also included $525,000 for the amortization of preoperating costs.

Gross profit for 1995, as a percentage of net sales, increased to 25.8% from 25.1% in the prior year, which represents a $3,397,000 increase from 1994. The increase was due to a mix of higher sales in the Company's core business units, which generally experience higher margins, coupled with productivity improvements and increased capacity utilization.

Selling and administrative (S&A) expenses
- -----------------------------------------
S&A expenses for 1996, as a percentage of sales, decreased to 10.9% from 13.7%, representing a $1,401,000 decrease from 1995. This decrease is due to substantially lower incentive compensation costs associated with lower earnings and continued efforts to control administrative costs.

S&A expenses for 1995, as a percentage of sales, increased to 13.7% from 13.6%, representing a $1,603,000 increase from 1994. This increase is due to a one-time charge of $250,000 relative to the curtailment of a defined benefit pension plan, increased compensation costs associated with improved earnings, and increased costs associated with higher sales levels. Excluding the pension charge, S&A expenses represented 13.5% of sales, down from 1994.

Charge for business to be sold
- ------------------------------
The non-cash charge of $2,600,000 in 1996 reflects the estimated loss on the August 19, 1996 sale of the Company's Vaungarde, Incorporated subsidiary. See Note C to the Consolidated Financial Statements for further detail.

Interest income and expense
- ---------------------------
Interest expense, net of interest income, for 1996 increased $692,000, or 70%, from 1995. This increase was due to higher average net borrowings at similar effective interest rates to 1995. In addition, $293,000 of interest was capitalized during 1996.

Interest expense, net of interest income, for 1995 decreased $311,000, or 24%, from 1994. This decrease was due to lower average net borrowings at lower effective interest rates, resulting from improved terms in the Company's credit facility with its primary lender. In addition, $264,000 of interest was capitalized during 1995.

Income taxes
- ------------
The effective income tax rate for 1996 was 59.0%, as compared to 35.6% in 1995 and 33.2% in 1994. The significant difference in effective rates between 1996 and 1995 is due to the $2,600,000 non-cash charge for the business to be sold, which is not deductible for income tax purposes. The remaining difference in effective rates is due to future taxable amounts that must be considered in the computation of income taxes for the current year as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
109).

Effective July 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by SFAS 109. As permitted by the rules, prior years' financial statements were not restated, and the cumulative effect of adopting SFAS 109 as of July 1, 1993 was to increase 1994 net income by $564,000, or $0.09 per share. For an analysis of income taxes, see Note H to the Consolidated Financial Statements.

Trends in operations
- --------------------
The domestic automobile and light truck industry experienced steady growth from 1992 through 1994, with total vehicle sales increasing from 13.1 million in 1992 to 15.5 million in 1994. Total vehicle sales declined slightly in 1995 to 15.1 million units, and are expected to remain at similar levels in 1996 with industry analyst estimates currently at 15.2 million units. Although industry sales have flattened out in 1995 and 1996, these volumes remain at relatively high levels with healthy earnings for the industry as a whole.

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

The Company's core subsidiaries are organized into three strategic business units: Tooling Systems, Testing Services and Precision Machined Components. Each of these units seeks to create a competitive advantage through technological and manufacturing niches utilizing research, development, engineering and design capabilities to differentiate it from its competitors. In addition, each business unit stresses systems capabilities as compared to supplying only individual components, to save its customers time and money. The strategy in fiscal 1997 is to improve operating margins through continued productivity improvement programs and prudent capital investment and to expand the Company's already strong position in these niche markets through expanded global marketing efforts and acquisitions that fit this strategic direction.

Three significant issues affecting operating margins in 1996 should not be factors in 1997. The hard tooling project for General Motors accounted for $9.5 million of sales in 1996 at essentially a break-even operating margin. The Company closed its leased hard tooling operations upon completion of this project in April 1996. In addition, many of the costs associated with start-up issues at the new cam follower roller facility in Upper Sandusky, Ohio, were recognized during 1996 and this plant should be at full production levels by the second quarter of 1997. Certain preoperating costs were deferred. See Note A to the Consolidated Financial Statements. Finally, the Company completed the sale of its Vaungarde, Incorporated subsidiary during the first quarter of 1997. Vaungarde had an operating loss in 1996. These factors, combined with about $6 million in new business expected in 1997 with Eaton Corporation to supply their Chrysler automotive cam follower roller requirements, should help fiscal 1997 earnings resume their previous growth trend and exceed fiscal 1995 levels, assuming the automotive market and economy remain reasonably strong.

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

All production personnel of Precision Products located in Defiance, Ohio, are represented by the United Auto Workers. The current contract between Precision Products and the UAW was signed in May 1994, and expires in November 1998. Production personnel at Vaungarde, which was sold August 19,1996, were also represented by the United Auto Workers.

FINANCIAL CONDITION (LIQUIDITY AND CAPITAL RESOURCES)

The following includes certain items and analyses derived from Defiance, Inc.'s Consolidated Statement of Cash Flows and Consolidated Balance Sheet for the fiscal years ended June 30, 1996 ("1996"), June 30, 1995 ("1995") and June 30,
1994 ("1994"):

Operating activities and working capital
- ----------------------------------------                                    (All dollar amounts in thousands)
                                                                               1996       1995       1994
                                                                             ------------------------------
Net earnings                                                                 $ 1,598   $  6,594    $  6,001
Items not affecting cash                                                       9,435      4,467       3,543
Changes in working capital components                                          1,044     (2,067)        (58)
                                                                             ------------------------------
              Cash provided by operating activities                           12,077      8,994       9,486
              Increase (decrease) over prior year                              3,083       (492)      1,998

Current assets                                                               $27,716   $ 33,481    $ 22,779
Current liabilities                                                           18,179     21,332      12,667
                                                                             ------------------------------
              Working capital                                                  9,537     12,149      10,112
              Current ratio                                                     1.52       1.57        1.80

Days sales outstanding in accounts receivable at fiscal year end                  58         77          70
Annual inventory turnover rate at fiscal year end                                 26          8          15

Cash provided by operating activities was $12,077,000 in 1996, compared to operating cash flows of $8,994,000 in 1995 and $9,486,000 in 1994. Items not affecting cash in all years include depreciation and amortization of property, plant and equipment and amortization of goodwill. Items not affecting cash in 1996 also include amortization of preoperating costs of $525,000 and a $2,600,000 charge for the business to be sold. Net cash provided by working capital components in 1996 of $1,044,000 was primarily due to lower inventories and receivables levels related to the end of a major hard tooling contract and the reclassification of net assets of the business to be sold, partially offset by lower trade payables, incentive bonus accruals and Federal income tax accruals. Net cash used for working capital components in 1995 of $2,067,000 was primarily due to increased inventory levels related to a major hard tooling contract, increased receivables in response to higher sales levels and increased prepaid expenses from the recording of preoperating costs, partially offset by increases in trade payables and accruals related to increased production levels, incentive bonus accruals and amounts owed for fixed assets purchased in June 1995. Net cash used for working capital components in 1994 of $58,000 was due to modest increases in inventories, offset by modest decreases in receivables and increases in trade payables and accruals.

Days sales outstanding in accounts receivable fell below 60 days at the end of 1996, and averaged over 70 days the prior two years. This level of days outstanding in receivables is normal for the industry in which the Company operates. Many of Defiance's customers are suppliers to the major automotive companies, and these suppliers are often not in a position to pay Defiance until they have received payment from their customers. Inventory turnover at the end of 1996 improved as the result of completing a major hard tooling contract in April 1996. Inventory turnover at the end of 1995 was substantially lower than in 1994 due to new contracts in 1995 for hard tooling. These contracts were longer term in nature than those of the Company's other operations since a tooling job can take several months to complete.

Financing activities and banking facility
- -----------------------------------------               (All dollar amounts in thousands)
                                                           1996       1995       1994
                                                         -------------------------------
Total short and long term obligations (funded debt)      $23,185    $21,481    $ 12,279
              Increase (decrease) from prior year          1,704      9,202      (3,749)

Total capitalization (funded debt above plus equity)     $58,623    $57,777    $ 42,453
              Debt to total capitalization ratio            39.5%      37.2%       28.9%

Cash generated from exercise of employee stock options   $    71    $    51    $     92

Dividends paid                                           $ 1,045    $   523          --
Cash paid for repurchase of common shares                $   891         --          --

Year end borrowing capacity under lines of credit        $ 6,000    $ 4,000    $  6,962

Total funded debt increased $1,704,000 in 1996 and $9,202,000 in 1995 from borrowings to support the purchase of equipment. Borrowings of $6,000,000 in 1996 and $12,000,000 in 1995 were partially offset by scheduled payments of existing debt. In 1994, funded debt was reduced $3,749,000 as higher interest rate loans were identified and paid off early. The Company has purchased over $26,000,000 in property, plant and equipment in 1995 and 1996, yet debt to total capitalization ratio remains below 40%. The Company generated $214,000 over the past three years through the sale of common stock from the exercise of employee stock options, paid a total of $1,568,000 in dividends during 1995 and 1996 and paid $891,000 for the repurchase of common shares in 1996.

The Company's banking arrangement with its primary lender includes a $6,000,000 unsecured revolving line of credit to support working capital needs, which currently expires October 1998. Borrowings under this facility are at rates below prime. At the end of 1996, all $6,000,000 was available as additional borrowing capacity.

Investing activities
- --------------------                                                   (All dollar amounts in thousands)
                                                                            1996      1995     1994
                                                                       ---------------------------------
Capital expenditures, including assets acquired under capitalized leases   $9,994   $16,294   $6,155
Depreciation and amortization of property, plant and equipment              5,206     4,126    3,831

Capital spending in 1996 and 1995 included approximately $6,000,000 and $9,000,000, respectively, for equipment in support of expanded production capacity for gasoline engine cam follower roller and axle production. Capital spending in 1995 also included approximately $3,000,000 for the purchase and installation of equipment supporting expanded capacity in full-vehicle road simulation testing. The remainder of capital spending in 1994, 1995 and 1996 was for upgrades to existing equipment, manufacturing process improvements, asset replacements and modest expenditures to support other new or increased business.

Trends in liquidity and capital resources
- -----------------------------------------
The Company experienced significant demands for working capital during 1995 and 1996 from its entry into the hard tooling business in 1995. The Company completed all hard tooling operations in April 1996 and the working capital invested was recovered by the end of fiscal 1996. It is not expected that working capital requirements in fiscal 1997 will be significant in addition to those normally required to support increased sales and production levels. In addition, cash received from the sale of the Company's Vaungarde subsidiary should be in excess of $3,000,000. This cash will be available to support capital expenditures or working capital needs or to reduce existing variable-rate term debt with the Company's primary lender. Therefore, liquidity in fiscal 1997 is expected to continue to be adequate to meet operating needs through profitability and resulting cash flows combined with borrowing capacity under the revolving line of credit. Liquidity is defined as the ability of an enterprise to mobilize cash to support operating needs.

Based on currently expected levels of business, the Company plans to spend approximately $4 million in capital expenditures in fiscal 1997 relative to asset replacements, cost reduction, and productivity improvement programs. Additional capital expenditures relating to new or increased sales are currently estimated at $2 million.

At June 30, 1996, the Company has noncancelable outstanding commitments for capital expenditures of approximately $2.4 million. The Company has the necessary financing to fund these commitments if required, and expects to fund its remaining planned fiscal 1997 capital expenditures through operating cash flow. In addition, the Company's status as an unsecured borrower from its primary lender and relatively modest debt to total capitalization ratio reflects favorably on the Company's ability to generate additional sources of capital in the future, should they be required.

In January 1996, the Company adopted a stock repurchase plan. This program is flexible, and the board of directors and management believe it can be implemented without detracting from the Company's business strategies or investment opportunities. Stock repurchases will be funded from operating cash flow or loans from Comerica Bank under the existing revolving credit facility. Any such borrowings will be made in accordance with the Company's loan covenants with Comerica Bank and are not expected to hinder the Company's ability to fund capital expenditures, acquisitions, or its business operations. A total of 157,700 common shares were repurchased in open market transactions for $891,000 during 1996.

In March 1995, the Company paid its first cash dividend to holders of its common stock since it became publicly owned in 1985. A quarterly cash dividend of four cents per share has been paid each quarter since that time. The Company anticipates future quarterly dividends, and does not expect its liquidity or capital resources to be materially affected by the payment of dividends.

Certain credit agreements of the Company contain various warranties and covenants. As of June 30, 1996, the Company is in compliance with all of these covenants, and expects to remain in compliance with these covenants in fiscal 1997.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements of Defiance, Inc. and Subsidiaries                                    Page
- ----------------------------------------------------------------                                    ----
Report of Independent Auditors                                                                       16
Consolidated Balance Sheet at June 30, 1996 and 1995                                                 17
Consolidated Statement of Operations for the years ended June 30, 1996, 1995 and 1994                19
Consolidated Statement of Stockholders' Equity for the years ended June 30, 1996, 1995 and 1994      20
Consolidated Statement of Cash Flows for the years ended June 30, 1996, 1995 and 1994                21
Notes to Consolidated Financial Statements                                                           22

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Defiance, Inc.

We have audited the accompanying consolidated balance sheet of Defiance, Inc. as of June 30, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1996. Our audits also included the financial statement schedule for the years ended June 30, 1996, 1995 and 1994 listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the account principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Defiance, Inc. at June 30, 1996 and 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note H to the consolidated financial statements, in fiscal 1994, the Company changed its method of accounting for income taxes.

                                                     Ernst & Young LLP

Cleveland, Ohio
July 30, 1996
    except for Note C, as to which the date is August 19, 1996

                         DEFIANCE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                        (All dollar amounts in thousands)

                                                                 ASSETS
                                                                                        June 30,   June 30,
                                                                                          1996       1995
                                                                                       --------------------
CURRENT ASSETS:
     Cash                                                                              $  1,240    $  1,166
     Accounts receivable, less allowance for doubtful accounts
         of $193 - 1996 and $316 - 1995                                                  16,615      19,835
     Inventories                                                                          3,312       8,210
     Deferred and refundable income taxes                                                 1,058         954
     Prepaid expenses and other current assets                                            2,383       3,316
     Net assets of business to be sold                                                    3,108
                                                                                       --------------------
              Total current assets                                                       27,716      33,481

PROPERTY, PLANT AND EQUIPMENT, at cost:
     Land                                                                                   394         404
     Buildings and leasehold improvements                                                11,831      11,062
     Machinery and equipment                                                             49,102      36,523
     Office equipment                                                                     1,522       1,899
     Construction in process                                                              4,741      15,481
                                                                                       --------------------
                                                                                         67,590      65,369
     Accumulated depreciation and amortization                                          (28,074)    (29,375)
                                                                                       --------------------
                                                                                         39,516      35,994
OTHER ASSETS:
     Cost in excess of net assets of acquired companies, less accumulated
        amortization of $2,253 - 1996 and $2,524 - 1995                                   5,122       6,769
     Other                                                                                2,414       1,097
                                                                                          7,536       7,866
                                                                                       --------------------
              Total assets                                                             $ 74,768    $ 77,341
                                                                                       ====================

                         DEFIANCE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
              (All dollar amounts in thousands except par value )

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                June 30,   June 30,
                                                                                  1996       1995
                                                                                -------------------
CURRENT LIABILITIES:
     Current maturities of long term obligations                                $  5,051    $ 4,299
     Accounts payable                                                              4,908      6,570
     Accrued payroll and employee benefits                                         3,578      4,385
     Accrued expenses                                                              4,642      6,078
                                                                                -------------------
              Total current liabilities                                           18,179     21,332

LONG TERM OBLIGATIONS                                                             18,134     17,182

DEFERRED INCOME TAXES                                                              3,017      2,531

CONTINGENCIES - Note L

STOCKHOLDERS' EQUITY:
     Preferred shares, par value $.05, 2,000,000 shares authorized, no shares outstanding Common shares, par value $.05, 15,000,000 shares authorized, shares issued
         6,573,450 - 1996 and 6,543,950 - 1995                                       328        327
     Additional paid-in capital                                                   22,047     21,977
     Common shares in treasury, at cost; 157,700 shares                             (891)
     Minimum pension liability                                                      (591)
     Retained earnings                                                            14,545     13,992
                                                                                -------------------
                                                                                  35,438     36,296
                                                                                ===================
              Total liabilities and stockholders' equity                        $ 74,768    $77,341
                                                                                ===================

The accompanying notes are an integral part of the financial statements


                         DEFIANCE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
              (All amounts in thousands, except per share amounts)

                                                                               Year Ended June 30,
                                                                          1996        1995        1994
                                                                       ---------------------------------
Net sales:
     Products                                                          $  76,447    $ 69,544    $ 59,378
     Services                                                             27,528      22,988      22,267
                                                                       ---------------------------------
                                                                         103,975      92,532      81,645
                                                                       ---------------------------------
Cost of goods sold:
     Products                                                             65,468      52,985      45,927
     Services                                                             19,051      15,630      15,198
                                                                       ---------------------------------
                                                                          84,519      68,615      61,125
                                                                       ---------------------------------
              Gross profit                                                19,456      23,917      20,520
Selling and administrative expenses                                       11,307      12,708      11,105
Charge for business to be sold                                             2,600
                                                                       ---------------------------------
              Operating earnings                                           5,549      11,209       9,415
Interest expense - net                                                     1,680         988       1,299
Other (income)                                                               (28)        (19)        (26)
                                                                       ---------------------------------
              Earnings before income tax provision and cumulative
                 effect of accounting change                               3,897      10,240       8,142
Income tax provision                                                       2,299       3,646       2,705
                                                                       ---------------------------------
              Earnings before cumulative effect of accounting change       1,598       6,594       5,437
Cumulative effect of accounting change - income taxes                                                564
                                                                       ---------------------------------
              Net earnings                                             $   1,598    $  6,594    $  6,001
                                                                       =================================
Net earnings per common share:
     Earnings before cumulative effect of accounting change            $    0.24    $   0.98    $   0.81
     Cumulative effect of accounting change - income taxes                                          0.09
                                                                       ---------------------------------
              Net earnings                                             $    0.24    $   0.98    $   0.90
                                                                       =================================

The accompanying notes are an integral part of the financial statements.

                         DEFIANCE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           (All amounts in thousands)

                                          Common Shares
                                      ----------------- Additional           Minimum
                                         Number           Paid-in  Treasury  Pension   Retained
                                       of Shares  Amount  Capital   Shares  Liability  Earnings    Total
                                       -------------------------------------------------------------------
June 30, 1993                             6,422    $321   $21,840                     $  1,920    $ 24,081
   Options exercised                         94       5        87                           92
   Net earnings                                                                          6,001       6,001
                                       -------------------------------------------------------------------
June 30, 1994                             6,516     326    21,927                        7,921      30,174
   Options exercised                         28       1        50                                       51
   Net earnings                                                                          6,594       6,594
   Dividends                                                                              (523)       (523)
                                       -------------------------------------------------------------------
June 30, 1995                             6,544     327    21,977                       13,992      36,296
   Options exercised                         30       1        70                                       71
   Shares purchased for treasury           (158)                    ($891)                            (891)
   Net earnings                                                                          1,598       1,598
   Dividends                                                                            (1,045)     (1,045)
   Adjustment for minimum pension
      liability, net of deferred taxes                                       ($591)                   (591)
                                       -------------------------------------------------------------------
June 30, 1996                             6,416    $328   $22,047   ($891)   ($591)   $ 14,545    $ 35,438
                                       ===================================================================

The accompanying notes are an integral part of the financial statements.

                         DEFIANCE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (All amounts in thousands)

                                                                                  Year Ended June 30,
                                                                              1996        1995       1994
                                                                           --------------------------------
OPERATING ACTIVITIES:
     Net earnings                                                          $  1,598    $  6,594    $  6,001
     Adjustments to reconcile net earnings to cash provided by
      operating activities:
          Depreciation and amortization of property, plant and equipment      5,206       4,126       3,831
          Amortization of other assets                                          776         315         315
          Cumulative effect of accounting change                                                       (564)
          Charge for business to be sold                                      2,600
          (Gain) loss on sale of assets                                         (17)         (5)          4
          Deferred income taxes                                                 870          31         (43)
     Changes in assets and liabilities:
          Accounts receivable                                                 1,439      (3,963)        429
          Inventories                                                         3,491      (4,233)       (757)
          Accounts payable and accrued expenses                              (2,331)      6,916         489
          Income taxes                                                         (246)        154         249
          Net assets of business to be sold                                  (1,061)
          Prepaid expenses and other                                           (248)       (941)       (468)
                                                                           --------------------------------
              Cash provided by operating activities                          12,077       8,994       9,486
                                                                           --------------------------------
FINANCING ACTIVITIES:
     Payments of long term obligations                                       (4,296)     (3,037)    (11,285)
     Additions to long term obligations                                       6,000      12,000       7,471
     Issuance of common shares                                                   71          51          92
     Repurchase of common shares                                               (891)
     Dividends paid                                                          (1,045)       (523)
                                                                           --------------------------------
              Cash provided by (used for) financing activities                 (161)      8,491      (3,722)
                                                                           --------------------------------
INVESTING ACTIVITIES:
     Capital expenditures                                                    (9,994)    (16,055)     (5,362)
     Preoperating costs                                                      (1,774)       (960)
     Other - net                                                                (74)       (245)         89
                                                                           --------------------------------
              Cash used for investing activities                            (11,842)    (17,260)     (5,273)
                                                                           --------------------------------
CASH:
     Increase                                                                    74         225         491
     Beginning of year                                                        1,166         941         450
                                                                           ================================
              End of year                                                  $  1,240    $  1,166    $    941
                                                                           ================================

The accompanying notes are an integral part of the financial statements.

                         DEFIANCE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 YEARS ENDED JUNE 30, 1996 ("1996"), JUNE 30, 1995 ("1995"), AND JUNE 30, 1994
                                    ("1994")
         (All amounts in thousands, except share and per share amounts)

A - ACCOUNTING POLICIES

Description
- -----------

The Company operates in a single industry segment as an integrated supplier of precision machined metal components, testing services and tooling systems, primarily to the United States transportation industry.

Principles of Consolidation
- ---------------------------

The consolidated financial statements include the accounts of the Company and all its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Use of Estimates
- ----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock Options
- -------------

The Company accounts for employee stock options in accordance with APB No. 25, "Accounting for Stock Issued to Employees".

Inventories
- -----------

Inventories are valued primarily at the lower of cost (first in, first out method) or market.

Depreciation and Amortization
- -----------------------------

Depreciation is calculated using the straight line method over the estimated useful lives of the assets ranging from 3 to 30 years. Leasehold improvements and capital lease property are amortized over the lesser of the lease life or useful lives of these items.

Capitalized Interest
- --------------------

Interest costs of $293 and $264 were capitalized in property and equipment in 1996 and 1995, respectively. No interest costs were capitalized in 1994.

Intangible Assets
- -----------------

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

Preoperating Costs
- ------------------

Certain preoperating costs of a new manufacturing facility were deferred prior to the plant beginning production in December 1995. These costs are being amortized over a 36 month period due to the long-term (over 36 months) nature of the customer contracts to be performed at this facility. The unamortized portion totaled $2,209 and $960 at June 30, 1996 and 1995, respectively. There were no preoperating costs in 1994.

Revenue Recognition
- -------------------

Sales of products are recognized when goods are shipped. Revenues from fixed price contracts are recognized on the percentage of completion method. Revenues from cost plus fixed fee and time and material contracts are recognized on the basis of direct labor hours at a predetermined rate or markup. Accounts receivable include $3,367 and $4,227 of unbilled costs related to contracts at June 30, 1996 and 1995, respectively. Changes in estimated job profitability are recognized in the period in which the revisions are determined. Provisions are made for the full amount of anticipated future losses on contracts when they are identified.

Net Earnings Per Common Share
- -----------------------------

Net earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the year, adjusted for the dilutive effect of outstanding stock options.

Impact of Recently Issued Accounting Standards
- ----------------------------------------------

In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of 1997 and based on current circumstances, does not believe the effect of adoption will be material.

Reclassifications
- -----------------

The Company has reclassified certain prior year financial information to conform with the current year's presentation.

B - CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                1996     1995     1994
                                                                               ------------------------
Noncash transactions excluded from the consolidated statement of cash flows:
              Assets acquired under capital lease                                       $  239   $  793

Cash payments:
              Interest                                                         $1,873   $1,258   $1,317
              Federal income taxes                                              1,675    3,461    2,500

C - CHARGE FOR BUSINESS TO BE SOLD

On August 19, 1996 the Company sold all the common shares of its Vaungarde, Incorporated subsidiary as part of its long-term strategic plan to increase the focus on its core operating capabilities. At closing the Company received $2,829 in cash, $413 of certain assigned liquid assets and $950 of notes receivable. There will be a post-closing adjustment to the cash portion of the selling price within 60 days of the date of sale based upon the August 18, 1996 balance sheet for this subsidiary.

The net assets of this business to be sold as of June 30, 1996 are presented in the consolidated balance sheet as a current asset. The Company's carrying value of this business as of June 30, 1996 exceeded the proceeds expected from the sale. To reflect the estimated loss on the sale of this business, the Company recorded a non-cash charge of $2,600 in the fourth quarter of 1996. The components of this charge are as follows:

              Write-down of assets due to anticipated net proceeds being less than the carrying value:
                          Excess of cost over net assets of acquired company (goodwill write-off) $1,332
                          Other assets, principally property and equipment                           949
              Expenses of sale accruable at June 30, 1996                                            319
                                                                                                  ------
                                                                                                  $2,600
                                                                                                  ======

The effect on 1996 earnings per share of the above charge is as follows:

              Before charge for business to be sold                                                 $0.63
              Effect of charge for business to be sold                                             ($0.39)
                                                                                                  -------
                          Earnings per share as reported                                            $0.24
                                                                                                  =======

This transaction does not meet the criteria for discontinued operations treatment for accounting purposes. Therefore, the sales and result of operations of this business are included in continuing operations in 1996 and will also be included in continuing operations through the date of sale in the fiscal year ended June 30, 1997.

Sales and operating losses of this business for 1996, 1995 and 1994 were as follows:

                                                                               1996       1995        1994
                                                                              ------------------------------
              Sales                                                           $9,887     $11,257     $11,137
              Operating loss                                                  $  834     $   240     $ 1,009

D - INVENTORIES

                                                                                  June 30,   June 30,
                                                                                   1996        1995
                                                                                  ------------------
Raw materials                                                                     $  784      $1,293
Work in process                                                                    1,417       5,586
Finished goods                                                                       315         598
Stores and supplies                                                                  796         733
                                                                                  ------------------
              Total inventories                                                   $3,312      $8,210
                                                                                  ==================

E - LONG TERM OBLIGATIONS

                                                                          June 30,    June 30,
                                                                            1996        1995
                                                                          --------------------
Variable rate term loan to bank due 2004                                  $  6,000
Variable rate term loan to bank due 2003                                    10,429    $ 12,000
7% term loan to bank due 1999                                                3,172       4,564
9.5% Industrial Development Revenue Refunding Bond Series 1991 due 1999        897       1,341
7.35% Urban Development Action Grant due 2002                                  720         767
7.5% Ohio Development term loan due 1998                                       225         414
                                                                          --------------------
              Total long term debt                                          21,443      19,086
Capitalized lease obligations (Note H)                                       1,742       2,395
                                                                          --------------------
              Total long term obligations                                   23,185      21,481
Less current maturities of long term obligations                            (5,051)     (4,299)
                                                                          --------------------
              Total long term obligations less current maturities         $ 18,134    $ 17,182
                                                                          ====================

At June 30, 1996, the Company had $6,000 in additional borrowing capacity under a revolving credit agreement expiring October 1997. Subsequent to year end this agreement was renewed through October 1998. Borrowings under this facility are at either the prime interest rate less 100 basis points or at the Euro dollar rate plus 100 basis points, at the Company's option. The Company is required to pay a fee of 1/8% on the unused portion of the facility. No revolving credit borrowings were outstanding on June 30, 1996 or 1995. The prime interest rate at June 30, 1996 was 8.25%.

The variable rate term loans to bank due 2004 and 2003 carry interest at the prime interest rate less 85 basis points or at the Euro dollar rate plus 115 basis points, at the Company's option. The effective interest rate for the variable rate term loans as of June 30, 1996 and 1995 was 6.59% and 7.21%, respectively.

All borrowings from the Company's primary lender, Comerica Bank, including revolving credit borrowings, variable rate term loans, 7% term loan and 9.5% Industrial Revenue Bonds are unsecured. The Company is restricted from pledging any of its assets without the prior consent of the bank.

The Urban Development Action Grant and Ohio Development term loan remain secured by certain assets of one of the Company's subsidiaries with a net book value of $7,579 at June 30, 1996. Capitalized lease obligations are secured by the specific assets to which the leases apply.

The Company's financing arrangements also contain various warranties and covenants. As of June 30, 1996 and 1995 the Company was in compliance with these warranties and covenants.

Scheduled maturities of long term debt are as follows: 1997 -- $4,518, 1998 -- $4,484, 1999 -- $3,027, 2000 -- $2,635, 2001 -- $2,639, and $4,140 thereafter.


F - STOCKHOLDERS' EQUITY

The 1985 Stock Option Plan, adopted by the shareholders in August 1985, and the 1989 Stock Option Plan, adopted by the shareholders in February 1989 and amended in November 1992, provide for the grant of options to employees of the Company to purchase up to 300,000 and 800,000 shares of common stock, respectively. Grants of options are made at no lower than the market price on date of grant, are exercisable after one year, and expire after from five to ten years. Option activity during 1996 and 1995 was as follows:

                                                      Number of shares            Average
                                               -------------------------------    Option
                                               1985 Plan  1989 Plan    Total       Price
                                               -------------------------------------------
Options outstanding at June 30, 1994            61,500     412,855     474,355    $   3.88
              Activity during 1995:
                          Options issued         9,000      99,459     108,459    $   6.50
                          Options exercised    (21,300)     (7,000)    (28,300)   $   1.91
                          Options canceled      (4,000)                 (4,000)   $   4.69
                                               -------------------------------------------
Options outstanding at June 30, 1995            45,200     505,314     550,514    $   4.49
              Activity during 1996:
                          Options issued         4,000     104,548     108,548    $   6.50
                          Options exercised     (7,500)    (22,000)    (29,500)   $   2.42
                          Options canceled      (2,000)     (4,500)     (6,500)   $   6.46
                                               -------------------------------------------
Options outstanding at June 30, 1996            39,700     583,362     623,062    $   4.92
                                               ===========================================
Available for future years                                 119,138     119,138
                                                           ===================

In addition to options granted to employees under the Company's 1985 and 1989 Stock Option Plans, the following options, granted to members of the board of directors under stock option plans approved by the shareholders, were outstanding at June 30, 1996:

                                                                                                             Date
                                                                                          ---------------------------------------
                                                                   Number           Option                   Exer-
Name of plan                                                      of shares          price       Issued      cisable     Expires
                                                                  ---------------------------------------------------------------
1987 Qualified Stock Option Plan                                    40,000           $5.38       02/06/87    02/06/88    02/06/97
1988 Nonqualified Stock Option Plan                                 25,000           $1.75       11/16/88    11/16/89    11/16/98
1994 Nonemployee Directors Stock Option Plan                        12,000           $7.13       11/16/94    11/16/95    11/16/04
1994 Nonemployee Directors Stock Option Plan                        12,000           $6.88       07/01/95    07/01/96    07/01/05

There are 176,000 shares still available for future years under the 1994 Plan.

G - BENEFIT PLANS

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

The components of pension expense were as follows:

                                                         1996        1995        1994
                                                  -----------------------------------
Service cost, benefits earned during the year            $126        $139        $217
Interest cost on projected benefit obligation             511         516         531
Loss (gain) on plan assets                               (168)       (497)         36
Net amortization and deferral                            (364)         50        (451)
                                                  -----------------------------------
              Net pension expense                        $105        $208        $333
                                                  ===================================

The expected long term rate of return on plan assets was 9.0% for 1996, 9.0% for 1995 and 8.5% for 1994. The increase in the long term rate of return in 1995 did not have a material impact on the financial statements. Each new prior service cost is amortized over the average remaining service period of employees using the straight line method.

Assets of the plans at June 30, 1996 consisted primarily of cash equivalents, corporate stocks and corporate bonds, including common stock of the Company with a market value of approximately $408.

The following reconciles the funded status of the plans to amounts included in the Company's balance sheet:

                                                                                             June 30,    June 30,
                                                                                               1996        1995
                                                                                            ----------------------
Actuarial present value of benefit obligations:
     Accumulated and projected benefit obligation, $6,868 vested
         in 1996 and $6,175 vested in 1995                                                      $7,150      $6,410
Market value of plan assets                                                                      6,949       6,762
                                                                                            ----------------------
              Excess (shortfall) of plan assets compared to projected benefit obligation          (201)        352
Unrecognized net obligation                                                                        486         532
Prior service cost not recognized in net periodic pension cost                                    (139)       (133)
Minimum funding liability                                                                         (914)
Unrecognized net loss                                                                            1,086          86
                                                                                            ======================
              Prepaid pension cost                                                              $  318      $  837
                                                                                            ======================

In determining the projected benefit obligation, the weighted average assumed discount rate was 7.5% for 1996, 8.0% for 1995 and 8.0% for 1994.

Effective October 1, 1994, future benefits under one of the above plans covering approximately fifty salaried employees were curtailed. A one time charge against income of $250 was recorded in the first fiscal quarter of 1995 in accordance with Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" ("SFAS No. 88"). In July 1995, the Company filed documents with the Pension Benefit Guaranty Corporation (the "PBGC") and the Internal Revenue Service (the "IRS") to terminate this plan. As of July 30, 1996, the Company has not received IRS approval to proceed with terminating the plan and settling the plan obligations. An additional charge to income may be required under SFAS No. 88 upon settlement of obligations. The amount of this charge is sensitive to changes in market interest rates in effect when obligations are settled. Based upon current market interest rates, the Company estimates terminating the plan during fiscal 1997 and would require a pre-tax charge against income of approximately $750.

On July 1, 1993 the Company adopted a voluntary deferred compensation plan under
Section 401(k) of the Internal Revenue Code (the "401(k) Plan") for all employees who are not subject to a collective bargaining agreement and satisfy the age and service requirements under the 401(k) Plan. Each participant may elect to contribute up to the maximum permitted under federal law, and the Company is obligated to contribute annually an amount equal to 50% of the participant's contribution up to 2% of that participant's annual compensation. Additionally, the Company can make discretionary contributions based on the profitability of the Company. The Company recorded compensation expense for discretionary contributions of $490, $464 and $334 in 1996,1995, and 1994, respectively. Employees contributed $1,175, $1,121, and $1,134 in 1996, 1995 and 1994, respectively, to the 401(k) Plan. In accordance with the provisions of the 401(k) Plan, the Company matched employee contributions in the amount of $324, $320, and $328 during 1996, 1995 and 1994, respectively.

H - INCOME TAXES

Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), which changed the Company's method of accounting for income taxes from the deferred method to the liability method. Under SFAS 109, deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The cumulative effect of adopting SFAS 109 was a $564 increase in income as of July 1, 1993, which represents the net decrease to the deferred tax liability at the date of adoption. Previously, the provision for income taxes was based on income and expenses included in the accompanying consolidated statement of income, and differences between taxes so computed and taxes payable were classified as deferred taxes arising from timing differences.

Income taxes, with amounts for all years derived under SFAS 109, are as follows:

                                                1996        1995        1994
                                           ------------------------------------
Current expense - Federal                       $1,429      $3,615      $2,748
Deferred expense  - Federal                        870          31         (43)
                                           -----------------------------------
              Income tax provision              $2,299      $3,646      $2,705
                                           ====================================


Significant components of deferred tax liabilities and assets as of June 30, 1996 and 1995 are as follows:

                                                1996     1995
Deferred tax assets:                           ---------------
   Accruals and reserves:
      Accounts receivable                      $   66   $  108
      Employee benefits                           777      532
      Inventories                                  34       45
   Other                                          100      269
                                               ---------------
              Total deferred tax assets           977      954
Deferred tax liabilities:
   Depreciation                                 2,238    2,057
   Preoperating costs                             751      333
   Employee benefits                              313      228
   Other                                           28      142
                                               ---------------
              Total deferred tax liabilities    3,330    2,760
                                               ---------------
Net deferred tax liability                     $2,353   $1,806
                                               ===============

A reconciliation of income taxes at the United States statutory rate to the effective income tax rate, with amounts for all years derived under SFAS 109, is as follows:

                                                                            1996    1995    1994
                                                                            ---------------------
Federal statutory tax rate                                                  34.0%   34.0%   34.0%
     Amortization of cost in excess of net assets of acquired companies      1.2%    1.3%    1.3%
     Goodwill and other non-deductible charges for business to be sold      23.7%
     Other                                                                   0.1%    0.3%   (2.1%)
                                                                            ---------------------
              Effective tax rate                                            59.0%   35.6%   33.2%
                                                                            =====================

I - LEASES

The Company leases machinery and equipment used in its manufacturing operations under capital leases with terms extending to the year 2000. The Company also leases buildings and equipment under operating leases with terms ranging from one to nine years. Certain operating leases have renewal options for additional years and purchase options, both at fair market value.

At June 30, 1996, future minimum lease payments under noncancelable lease obligations are as follows:

                                                                   Capital    Operating
Fiscal Year                                                         Leases      Leases
- -----------                                                        -------------------
     1997                                                           $  690      $2,973
     1998                                                              460       2,126
     1999                                                              407       1,553
     2000                                                              406       1,107
     2001                                                              169         596
     Future years                                                        0         182
                                                                   -------------------
              Total minimum lease payments                           2,132      $8,537
                                                                                ======
Amount representing interest                                           390
                                                                     -----
              Present value of net minimum lease payments            1,742
Less current maturities                                                533
                                                                    ------
              Long term obligations under capital leases            $1,209
                                                                    ======



Property, plant and equipment includes the following property under capital leases:

                                                                 June 30,    June 30,
                                                                   1996        1995
                                                              -----------------------
Machinery and equipment                                            $3,871      $5,147
Accumulated amortization                                           (2,150)     (2,340)
                                                              =======================
              Net book value of assets under capital leases        $1,721      $2,807
                                                              =======================

Rent expense under operating leases was $3,647, $3,514 and $2,328 in 1996, 1995 and 1994, respectively.

J - SIGNIFICANT CUSTOMERS

Sales to General Motors Corp. aggregated 30%, 22% and 17% of consolidated sales in 1996, 1995 and 1994, respectively. Sales to Ford Motor Company were 14%, 17% and 25% in 1996, 1995 and 1994, respectively. Sales to Chrysler Corporation were 11%, 5% and 4% in 1996, 1995 and 1994, respectively. Sales to Eaton Corporation were 10%, 12% and 11% in 1996, 1995 and 1994, respectively.

As substantially all the Company's sales are to domestic original equipment manufacturers (OEMs) and their suppliers, the Company's trade accounts receivable are largely with firms in the United States transportation industry.

K - COMMITMENTS

The Company has made commitments to purchase approximately $2,433 of equipment as of June 30, 1996, and has sufficient financing available to fund these commitments.

L - CONTINGENCIES

The Company is involved in various litigation arising in the normal course of business. It is not possible to determine the ultimate liability, if any, in these matters. In the opinion of management, such litigation will not have a material adverse effect on the financial statements of the Company.

M - RELATED PARTY TRANSACTIONS

Four employees of a subsidiary of the Company each own a one-sixth interest in a partnership which leases a facility to a subsidiary of the Company. The lease, renewing a lease originally entered into prior to the Company's ownership of the subsidiary, was dated March 1990 for a term of seven years, and monthly lease payments are $23. Two former members of the Board of Directors each owned a one-third interest in a partnership which leased a facility to a subsidiary of the Company until September 1995. The lease was dated March 1990 for a term of five years with monthly lease payments of $10. At the end of the lease term in March 1995, the subsidiary continued to lease the facility from the partnership on a month to month basis at the same monthly rate. The subsidiary purchased this facility from the partnership for $500 in September 1995. Prior to the execution of the purchase agreement for this facility, the Board of Directors appointed an ad hoc committee of two outside directors to evaluate the fairness of a potential transaction between the Company and the partnership. The committee concluded a purchase price of $500 for the facility was reasonable based upon their analysis of the facts and circumstances.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information required under this Item is included in a separate item captioned "Executive Officers of the Registrant" contained in Item 1 of Part I of this report. There is hereby incorporated by reference the information contained in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders under the caption "Election of Directors".

ITEM 11.      EXECUTIVE COMPENSATION

There is hereby incorporated by reference the information contained in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders under the caption "Executive Compensation".

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There is hereby incorporated by reference the information contained in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders under the caption "Common Stock Ownership".

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is hereby incorporated by reference the information contained in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders under the caption "Certain Relationships and Transactions".

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a) 1.  Financial Statements
              ------------------------

              The following financial statements are filed as part of this report under Item 8:

              Consolidated Balance Sheet at June 30, 1996 and 1995
              Consolidated Statement of Operations for the years ended June 30, 1996, 1995, and 1994
              Consolidated Statement of Stockholders' Equity for the years ended June 30, 1996, 1995, and 1994
              Consolidated Statement of Cash Flows for the years ended June 30, 1996, 1995, and 1994
              Notes to Consolidated Financial Statements

              2.  Financial Statement Schedules
              ---------------------------------

              The following financial statement schedules are filed as part of this report at the pages indicated:

                                                                         Page
                                                                         ----

              Schedule II - Valuation and Qualifying Accounts             33

              All financial statement schedules other than those listed above have been omitted because they are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

              3.  Exhibits
              ------------

              The Exhibits listed on the accompanying Index to Exhibits immediately following the financial statement schedules on page 34 are filed as a part of, or incorporated by reference into this report.

          (b) Reports on Form 8-K
              -------------------

              During the quarter ended June 30, 1996, no reports on Form 8-K were filed with the Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    DEFIANCE, INC.

                                                By: /s/ Jerry A. Cooper
                                                    --------------------------
                                                    Jerry A. Cooper, President

                                             Date: August 26, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                             Title                                                                Date
- ---------                             -----                                                                ----
/s/ Thomas H. Roulston II             Chairman of the Board and Director                             August 26, 1996
- -------------------------
Thomas H. Roulston II

/s/ Jerry Cooper                      President, Chief Executive Officer and Director                August 26, 1996
- --------------------------            (Principal Executive Officer)
Jerry A. Cooper

/s/ Michael J. Meier                  Vice President-Finance and Chief Financial Officer             August 26, 1996
- --------------------------            (Principal Financial Officer)
Michael J. Meier

/s/ James L. Treece                   Chief Accounting Officer                                       August 26, 1996
- --------------------------            (Principal Accounting Officer)
James L. Treece

/s/ James E. Heighway                 Director                                                       August 26, 1996
- -------------------------
James E. Heighway

/s/ George H. Lewis III               Director                                                       August 26, 1996
- -------------------------
George H. Lewis III

/s/ Richard W. Lock                   Director                                                       August 26, 1996
- -------------------------
Richard W. Lock

/s/ Hector R. Ortino                  Director                                                       August 26, 1996
- -------------------------
Hector R. Ortino

/s/ Scott D. Roulston                 Director                                                       August 26, 1996
- -------------------------
Scott D. Roulston

                         DEFIANCE, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                        (All dollar amounts in thousands)

Column A                                     Column B    Column C    Column D    Column E
- --------                                     ----------------------------------------------
                                             Balance at   Additions    Retire-   Balance at
                                             beginning    charged to    ments      end of
Description                                  of period     expense       (1)       period
- -----------                                  ----------------------------------------------
YEAR ENDED JUNE 30, 1996
   Allowance for doubtful accounts               $316        ($16)       $107        $193

YEAR ENDED JUNE 30, 1995
   Allowance for doubtful accounts               $357         $ 6        $ 47        $316

YEAR ENDED JUNE 30, 1994
   Allowance for doubtful accounts               $350         $37        $ 30        $357

           (1)Uncollectible accounts charged against the reserve, net of recoveries

                         DEFIANCE, INC. AND SUBSIDIARIES

                           Annual Report on Form 10-K
                         Fiscal Year Ended June 30, 1996

                        Index to Exhibits - Item 14(a)(3)

Exhibit no.                        Description
- -----------                        -----------

3(f)      Certificate of Incorporation of the Company, as amended December 15,
          1994 (*)

3(g)      By-Laws of the Company, as amended July 26, 1989 (*)

10(v) Defiance, Inc. 1989 Stock Option Plan, as amended January 20, 1993 (Filed as Exhibit A to the Company's Proxy Statement for the February 1, 1990 Annual Meeting of Shareholders, with amendment filed as Exhibit A to the Company's Proxy Statement for the November 18, 1992 Annual Meeting of Shareholders)

10(ac) Defiance, Inc. Executive Incentive Plan, effective July 1, 1992 (Filed as Exhibit 10-ac to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993)

10(ad) Letter of employment for Jerry A. Cooper, President and CEO, dated February 28, 1992 (Filed as Exhibit 10-ad to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993)

10(af) Defiance, Inc. Retirement Savings Plan, effective July 1, 1993 (Filed as Exhibit 10-af to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994)

10(ag) Amendment #1 to Defiance, Inc. Executive Incentive Plan, effective May 19, 1994 (Filed as Exhibit 10-ag to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994)

10(ah) Second Amended and Restated Loan Agreement by and between Defiance, Inc. and Comerica Bank dated July 29, 1994 (Filed as Exhibit 10-ah to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994)

10(ai) Revolving Credit Note, Term Note, and Equipment Note by and between Defiance, Inc. and Comerica Bank dated July 29, 1994 (Filed as Exhibit 10-ai to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994)

10(aj) Defiance, Inc. Directors' Deferral Plan, effective September 21, 1994 (Filed as Exhibit 10-aj to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995)

10(ak) Defiance, Inc. Change of Control Policy, effective September 22, 1994 (Filed as Exhibit 10-ak to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995)

10(al) Defiance, Inc. 1994 Nonemployee Director Stock Option Plan, effective November 16, 1994 (Filed as Exhibit A to the Company's Proxy Statement for the November 16, 1994 Annual Meeting of Shareholders)

10(am) Defiance, Inc. Supplemental Savings and Deferred Compensation Plan, effective July 1, 1994 (Filed as Exhibit 10-am to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995)

10(an) Defiance, Inc. Supplemental Executive Retirement Plan, effective July 1, 1995 (Filed as Exhibit 10-an to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995)

10(ao) Defiance, Inc. Limited Supplemental Executive Retirement Plan, effective July 1, 1995 (Filed as Exhibit 10-ao to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995)

10(ap) First Amendment to Amended and Restated Loan Agreement by and between Defiance, Inc. and Comerica Bank dated May 31, 1995 (Filed as Exhibit 10-ap to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995)

10(aq) Equipment Note by and between Defiance, Inc. and Comerica Bank dated May 31, 1995 (Filed as Exhibit 10-aq to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995)

10(ar) Term Note-B by and between Defiance, Inc. and Comerica Bank dated July 12, 1995 (Filed as Exhibit 10-ar to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995)

10(as) Second Amendment to Amended and Restated Loan Agreement by and between Defiance, Inc. and Comerica Bank dated August 2, 1995 (Filed as
          Exhibit 10-as to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995)

10(at) Revolving Credit Note and Equipment Note by and between Defiance, Inc. and Comerica Bank dated August 2, 1995 (Filed as Exhibit 10-at to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995)

10(au) Revolving Credit Note by and between Defiance, Inc. and Comerica Bank dated October 25, 1995 (*)

10(av) Third Amendment to Amended and Restated Loan Agreement by and between Defiance, Inc. and Comerica Bank dated October 25, 1995 (*)

10(aw) Fourth Amendment to Amended and Restated Loan Agreement by and between Defiance, Inc. and Comerica Bank dated December 31, 1995 (*)

10(ax) Fifth Amendment to Amended and Restated Loan Agreement by and between Defiance, Inc. and Comerica Bank dated June 30, 1996 (*)

10(ay) Letter to modify February 28, 1992 letter of employment for Jerry A. Cooper, President and CEO, dated July 2, 1996 (*)

10(az) Term Note-C by and between Defiance, Inc. and Comerica Bank dated August 1, 1996 (*)

10(ba) Definitive agreement between Defiance, Inc. and Quoin, Inc. for purchase of all outstanding common shares of Vaungarde, Incorporated by Quoin, Inc. dated August 6, 1996 (*)

10(bb) August 15, 1996 letter from Comerica Bank consenting to sale of all outstanding common shares of Vaungarde, Incorporated to Quoin, Inc. (*)

10(bc) Sixth Amendment to Amended and Restated Loan Agreement by and between Defiance, Inc. and Comerica Bank dated August 19, 1996 (*)

10(bd) Revolving Credit Note by and between Defiance, Inc. and Comerica Bank dated August 19, 1996 (*)

10(be)    Defiance, Inc. Stock Repurchase Plan dated January 24, 1996 (Filed as
          Exhibit 28.1 to the Company's Current Report on Form 8-K dated January 24, 1996)

11        Statement re computation of per share earnings (*)

21        Subsidiaries of the Registrant (*)

23        Consent of Independent Auditors (*)

27        Financial Data Schedule (*)

          ---------------------------------------------------------------------

          (*) Filed herewith

                  EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

Included in the preceding list of exhibits are the following management contracts or compensatory plans or arrangements:

10(v)     Defiance, Inc. 1989 Stock Option Plan, as amended January 20, 1993

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

10(ak)    Defiance, Inc. Change of Control Policy, effective September 22, 1994

10(am) Defiance, Inc. Supplemental Savings and Deferred Compensation Plan, effective July 1, 1994

10(an) Defiance, Inc. Supplemental Executive Retirement Plan, effective July 1, 1995

10(ao) Defiance, Inc. Limited Supplemental Executive Retirement Plan, effective July 1, 1995

10(ay) Letter to modify February 28, 1992 letter of employment for Jerry A. Cooper dated July 2, 1996