Form 10-Q
period 1996-09-30
DEFIANCE INC
filed 1996-10-29
CIK 775995

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended   SEPTEMBER 30, 1996
                                                  ------------------
                                       OR

    [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number   0-14044
                                                  --------
                                 DEFIANCE, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                   34-1526359
    -------------------------------                    -------------------
    (State or other jurisdiction of                    (IRS Employer
    incorporation or organization)                     Identification No.)

   1111 Chester Ave., Suite 750, Cleveland, Ohio             44114-3516
 ------------------------------------------------           ------------
      (Address of principal executive offices)                (Zip Code)

(Registrant's telephone number, including area code)         (216) 861-6300
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



The number of Common Shares outstanding at October 25, 1996 was 6,431,937.

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.       Financial Statements

                         DEFIANCE, INC. AND SUBSIDIARIES
                         -------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------
                           (All amounts in thousands)
                           --------------------------

                                     ASSETS
                                     ------

                                                              9/30/96    6/30/96
                                                             --------    --------
CURRENT ASSETS:
     Cash                                                    $    253    $  1,240
     Accounts receivable                                       17,703      16,615
     Inventories                                                3,792       3,312
     Deferred and refundable income taxes                       1,029       1,058
     Prepaid expenses and other current assets                  2,653       2,383
     Net assets of business to be sold                                      3,108
                                                             --------    --------
              Total current assets                             25,430      27,716

PROPERTY, PLANT AND EQUIPMENT -- net                           40,202      39,516
COST IN EXCESS OF NET ASSETS OF ACQUIRED COMPANIES              5,059       5,122
OTHER ASSETS                                                    2,935       2,414

                                                             --------    --------
              Total assets                                   $ 73,626    $ 74,768
                                                             ========    ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
     Current maturities of long-term obligations             $  4,976    $  5,051
     Accounts payable                                           4,230       4,908
     Accrued payroll and employee benefits                      3,103       3,578
     Accrued expenses                                           4,693       4,642
                                                             --------    --------
              Total current liabilities                        17,002      18,179

LONG-TERM OBLIGATIONS                                          18,059      18,134
DEFERRED INCOME TAXES                                           3,065       3,017
CONTINGENCIES -- Note F

STOCKHOLDERS' EQUITY:
     Common shares                                                328         328
     Additional paid-in capital                                22,047      22,047
     Less common shares in treasury -- at cost                 (1,282)       (891)
     Minimum pension liability                                   (591)       (591)
     Retained earnings                                         14,998      14,545
                                                             --------    --------
              Total stockholders' equity                       35,500      35,438

                                                             --------    --------
              Total liabilities and stockholders' equity     $ 73,626    $ 74,768
                                                             ========    ========

See notes to condensed consolidated financial statements.

                         DEFIANCE, INC. AND SUBSIDIARIES
                         -------------------------------
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                   ------------------------------------------
         (All amounts in thousands, except share and per share amounts)
         --------------------------------------------------------------

                                                         Three months ended
                                                         ------------------
                                                        9/30/96        9/30/95
                                                      -----------    ----------

Net sales                                             $    22,067    $   26,966
Cost of goods sold                                         17,629        21,239
Selling and administrative expenses                         2,877         3,003
                                                      -----------    ----------
              Operating earnings                            1,561         2,724
Interest expense -- net                                       461           325
Other expense (income)                                         (2)           12
                                                      -------------------------
              Earnings before income tax provision          1,102         2,387
Income tax provision                                          392           849
                                                      -----------    ----------
              Net earnings                            $       710    $    1,538
                                                      ===========    ==========
Net earnings per common share                         $      0.11    $     0.23
                                                      ===========    ==========
Common shares issued and outstanding:
     Beginning of period                                6,415,750     6,543,950
     Issued during period                                                13,500
     Repurchased during period                            (61,200)
                                                      -------------------------
              End of period                             6,354,550     6,557,450
                                                      -----------    ----------
Average common shares outstanding:
     Shares issued and outstanding                      6,405,009     6,550,477
     Share equivalents -- outstanding stock options       176,663       234,770
                                                      ===========    ==========
              Average common shares outstanding         6,581,672     6,785,247
                                                      =========================
Cash dividends per common share                       $      0.04    $     0.04
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

                                                                 Three months ended
                                                                 ------------------
                                                                 9/30/96    9/30/95
                                                                 -------    -------
OPERATING ACTIVITIES:
     Net earnings                                                $   710    $ 1,538
     Items not affecting cash:
          Depreciation and amortization                            1,738      1,215
          Deferred income taxes                                      (17)       101
     Current items:
          Change in net assets of business to be sold              3,108
          Other current items                                     (2,706)    (4,210)
                                                                 -------    -------
              Cash provided by (used for) operating activities     2,833     (1,356)
                                                                 -------    -------
FINANCING ACTIVITIES:
     Payments of long-term obligations                            (1,185)      (989)
     Additions to long-term obligations                            1,035      5,282
     Issuance of common shares from exercise of stock options                    47
     Repurchase of common shares                                    (391)
     Dividends paid                                                 (256)      (262)
                                                                 -------    -------
              Cash provided by (used for) financing activities      (797)     4,078
                                                                 -------    -------
INVESTING ACTIVITIES:
     Capital expenditures                                         (2,132)    (3,565)
     Notes receivable from sale of business                         (950)
     Other -- net                                                     59        (20)
                                                                 -------    -------
              Cash (used for) investing activities                (3,023)    (3,585)
                                                                 -------    -------
CASH:
     Decrease                                                       (987)      (863)
     Beginning of period                                           1,240      1,166
                                                                 -------    -------
              End of period                                      $   253    $   303
                                                                 =======    =======

See notes to condensed consolidated financial statements

                         DEFIANCE, INC. AND SUBSIDIARIES
                         -------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                      THREE MONTHS ENDED SEPTEMBER 30, 1996
                      -------------------------------------
                (All amounts in thousands, except share amounts)

A -- CONSOLIDATED FINANCIAL STATEMENTS

These unaudited interim financial statements reflect all adjustments (consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair statement of results of the interim periods presented. This report includes information condensed from and should be read in conjunction with the Company's annual report on Form 10-K for the year ended June 30, 1996.

B -- INVENTORIES

                             9/30/96         6/30/96
                             -------         -------
Raw materials                $  920          $  784
Work in process               1,682           1,417
Finished goods                  437             315
Stores and supplies             753             796
                             ------          ------
                             $3,792          $3,312
                             ======          ======


C -- LONG-TERM OBLIGATIONS

                                                                              9/30/96         6/30/96
                                                                              -------         -------
Long-term debt:
     Revolving credit borrowings                                              $ 1,035
     Variable rate term loan to bank due 2004                                   5,929          $ 6,000
     Variable rate term loan to bank due 2003                                  10,000           10,429
     7% term loan to bank                                                       2,824            3,172
     9.5% Industrial Development Revenue Refunding Bond, Series 1991              786              897
     7.35% Urban Development Action Grant                                         711              720
     7.5% Ohio Development term loan                                              176              225
                                                                              -------          -------
              Total long-term debt                                             21,461           21,443
Capitalized lease obligations                                                   1,574            1,742
                                                                              -------          -------
              Total long-term obligations                                      23,035           23,185
Less current maturities of long-term obligations                                4,976            5,051
                                                                              -------          -------
              Total long-term obligations less current maturities             $18,059          $18,134
                                                                              =======          =======

Revolving credit borrowings are made under a $6,000 facility with the Company's primary lender. At September 30, 1996 the Company had $4,965 available for borrowing under this facility, which expires October 1998.

D -- TREASURY STOCK

The Company adopted a stock repurchase plan during the year ended June 30, 1996. During the quarter ended September 30, 1996, the Company repurchased 61,200 common shares in open market transactions for $391. As of September 30, 1996 the Company has repurchased a total of 218,900 shares for $1,282.

E -- BENEFIT PLANS

Future benefits under a defined benefit pension plan covering approximately fifty salaried employees at one subsidiary were curtailed in October 1994. The Company received approval from the PBGC and IRS during the quarter ended September 30, 1996 to terminate this plan. The Company anticipates the settlement of obligations will occur during the quarter ended March 31, 1997. This settlement will require an additional charge against income, which the Company currently estimates at $800.

F -- CONTINGENCIES

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
---------------------

Net Sales
---------
Net sales for the quarter were down 18%, or $4.9 million, from last year. Included in last year's sales are $7.8 million from the Company's former Vaungarde and hard tooling units, while this year's sales include $1.2 million from Vaungarde alone. Vaungarde was sold in August 1996, and the hard tooling venture was shut down in May 1996. Sales at the three remaining core business units were up 9%, from $19.2 million to $20.9 million. Sales of gasoline engine cam follower rollers and axles were up substantially from new business for General Motors' light truck engine applications, while sales of diesel engine rollers and axles remained consistent with last year. Revenues from testing services were up slightly from increased product engineering work for new customers. Revenues from tooling systems were down somewhat due to the soft market for prototype work in Detroit during the quarter as automakers focused on negotiations with the United Auto Workers.

Gross Profit
------------
Gross profit margin for the quarter was 20.1%, compared to 21.2% last year. Start-up issues related to installation of the remaining equipment and training of personnel for new Chrysler cam follower rollers and axles to be manufactured at Upper Sandusky, Ohio affected margins this quarter. Margins were also affected by the soft prototype market discussed above.

Selling and Administrative (S&A) Expenses
-----------------------------------------
S&A expenses for the quarter were $126,000 lower than last year, but as a percentage of sales increased to 13.0% from 11.1% last year. As discussed above, included in last year's sales are $7.8 million from the Company's former Vaungarde and hard tooling units, while this year's sales include $1.2 million from Vaungarde alone. This $6.6 million change from last year renders less meaningful the comparison of S&A expenses as a percentage of sales. The decrease of $126,000 in S&A expenses is primarily due to lower incentive accruals in the current year, combined with S&A costs associated with the Vaungarde and hard tooling units included in last year's results.

Interest Expense -- Net
-----------------------
Interest expense (net of interest income) for the quarter increased $136,000, or 42%, over last year from higher average borrowings at similar interest rates. In addition, $73,000 of interest was capitalized during the first quarter last year.

Income Tax Provision
--------------------
Income tax expense, as a percentage of income before taxes, was 35.6% for both the current quarter and for the same period last year. Differences can occur in effective rates due to future taxable and deductible amounts considered in the computation of income taxes as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

Outlook
-------
Management continues to believe current year earnings can return to fiscal 1995 levels. Management believes most of the impact of the start-up issues at the Upper Sandusky, Ohio, facility has already been reflected in the first fiscal quarter this year, and this plant should be at expected production levels during the second fiscal quarter as shipments of rollers and axles to Eaton Corporation for its Chrysler automotive requirements begin. The Company is also currently seeing a significant increase in tooling-related business for the second fiscal quarter as Ford and Chrysler have resolved their UAW contract issues.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash provided by operating activities for the quarter was $2,833,000 which, along with borrowings under the revolving line of credit, met working capital needs. Cash provided by current items was $402,000, comprised primarily of a decrease of $3.1 million in net assets of business to be sold (reflecting the August 1996 sale of Vaungarde), an increase of $1.6 million in receivables and inventory relative to higher sales and production levels at September 30, 1996 compared to June 30, 1996, and a decrease of $1.1 million in payables and accruals from the payment of incentives accrued at June 30, 1996 and the timing of trade payables relative to production levels. At the end of the quarter, the current ratio was 1.50 to 1, compared with 1.53 to 1 at the end of the prior fiscal year. Working capital also decreased during the quarter to $8,428,000 from $9,537,000 at the end of the prior fiscal year.

Funded debt decreased during the quarter by $150,000. Scheduled principal payments of long-term obligations totaling $1,035,000 were offset by $1,035,000 of borrowings under the revolving credit facility. At the end of the quarter, the debt to total capitalization ratio was 39.4% compared with 39.5% at the end of the prior fiscal year. The Company had $4,965,000 available in additional borrowing capacity under its revolving credit facility at September 30, 1996.

During the quarter, capital expenditures totaled $2,132,000, and at the end of the quarter the Company had noncancelable outstanding commitments for capital expenditures of less than $1 million. Most of the capital spending in the quarter was for the remaining equipment necessary to produce cam follower rollers and axles at the Upper Sandusky, Ohio, facility. Based on currently expected levels of business, the Company continues to estimate it will spend approximately $4 million in the fiscal year relative to asset replacements, cost reduction, and productivity improvement programs. Additional capital expenditures relative to new or increased sales continue to be estimated at $2 million. The Company has the necessary financing capacity available, if required, to fund its outstanding commitments and expects to fund its remaining planned capital expenditures for the fiscal year through operating cash flow.

During the quarter, the Company repurchased 61,200 of its common shares in open market transactions for $391,000. The Company anticipates repurchases of its common shares will continue, with any such repurchases funded from operating cash flow or loans from its primary lender under the existing revolving credit facility. Any such borrowings will be made in accordance with the Company's loan covenants with its primary lender and will not adversely impact the Company's ability to fund capital expenditures, acquisitions or its business operations.

A quarterly cash dividend of $0.04 per share was paid September 5, 1996 to shareholders of record as of August 15, 1996. In addition, a quarterly cash dividend of $0.04 per share was declared October 23, 1996, payable December 5, 1996 to shareholders of record as of November 15, 1996. The Company anticipates future quarterly dividends, and does not expect liquidity or capital resources to be materially affected by the payment of dividends.

PART II - OTHER INFORMATION
---------------------------

Item 6.       Exhibits and Reports on Form 8-K

          (a) Exhibits - 27 Financial Data Schedule.

          (b) Reports on Form 8-K

              Registrant filed a report on Form 8-K on August 8, 1996 to announce a definitive agreement to sell all the outstanding common shares of its Vaungarde, Incorporated subsidiary to Quoin, Inc.

              Registrant also filed a report on Form 8-K on August 19, 1996 to report completion of the sale of all common shares of Vaungarde, Incorporated to Quoin, Inc. for $2,829,000 in cash, $413,000 of assigned liquid assets and $950,000 of notes receivable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   October 29, 1996
        ----------------


                         DEFIANCE, INC.
                         --------------

                     By: /s/ Jerry A. Cooper
                         -------------------------------------
                         Jerry A. Cooper
                         President and Chief Executive Officer

                         /s/ Michael J. Meier
                         -------------------------------------
                         Michael J. Meier
                         Vice President -- Finance and Chief Financial Officer

                         /s/ James L. Treece
                         -------------------------------------
                         James L. Treece
                         Chief Accounting Officer