Form 10-Q
period 1996-12-31
DEFIANCE INC
filed 1997-01-28
CIK 775995

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended       DECEMBER 31, 1996
                                                    -----------------

                                       OR

   [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                         Commission File Number       0-14044
                                                      -------

                                 DEFIANCE, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                34-1526359
      --------------------------------            ------------------------
      (State or other jurisdiction of                   (IRS Employer
      incorporation or organization)                 Identification No.)

      1111 Chester Ave., Suite 750, Cleveland, Ohio            44114-3516
-------------------------------------------------------  ----------------------
     (Address of principal executive offices)                  (Zip Code)

 (Registrant's telephone number, including area code)      (216) 861 - 6300
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
                   Yes      X              No
                       ------------           -----------




The number of Common Shares outstanding at January 28, 1997 was 6,438,050.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                         DEFIANCE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                           (All amounts in thousands)

                                           ASSETS
                                           ------

                                                                             12/31/96         6/30/96
                                                                         --------------  ---------------
CURRENT ASSETS:
    Cash                                                                          $394           $1,240
    Accounts receivable                                                         17,633           16,615
    Inventories                                                                  4,067            3,312
    Deferred and refundable income taxes                                         1,040            1,058
    Prepaid expenses and other current assets                                    2,341            2,383
    Net assets of business to be sold                                                             3,108
                                                                         --------------  ---------------
            Total current assets                                                25,475           27,716

PROPERTY, PLANT AND EQUIPMENT -- net                                            39,257           39,516
COST IN EXCESS OF NET ASSETS OF ACQUIRED COMPANIES                               4,997            5,122
OTHER ASSETS                                                                     2,666            2,414

                                                                         --------------  ---------------
            Total assets                                                       $72,395          $74,768
                                                                         ==============  ===============


                                            LIABILITIES AND STOCKHOLDERS' EQUITY
                                            ------------------------------------

CURRENT LIABILITIES:
    Current maturities of long-term obligations                                 $3,624           $5,051
    Accounts payable                                                             2,835            4,908
    Accrued payroll and employee benefits                                        2,997            3,578
    Accrued expenses                                                             4,065            4,642
                                                                         --------------  ---------------
            Total current liabilities                                           13,521           18,179

LONG-TERM OBLIGATIONS                                                           19,433           18,134
DEFERRED INCOME TAXES                                                            3,004            3,017
CONTINGENCIES -- Note F

STOCKHOLDERS' EQUITY:
    Common shares                                                                  339              328
    Additional paid-in capital                                                  22,701           22,047
    Less common shares in treasury -- at cost                                   (2,261)            (891)
    Minimum pension liability                                                     (591)            (591)
    Retained earnings                                                           16,249           14,545
                                                                         --------------  ---------------
            Total stockholders' equity                                          36,437           35,438

                                                                         --------------  ---------------
            Total liabilities and stockholders' equity                         $72,395          $74,768
                                                                         ==============  ===============

See notes to condensed consolidated financial statements.


                                                  DEFIANCE, INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (All amounts in thousands, except share and per share amounts)

                                                                 Three months ended                 Six months ended
                                                              12/31/96        12/31/95         12/31/96         12/31/95
                                                           ---------------  --------------   --------------  ---------------

Net sales                                                         $22,794         $24,636          $44,861          $51,602
Cost of goods sold                                                 17,193          20,435           34,822           41,674
Selling and administrative expenses                                 2,902           2,800            5,779            5,803
                                                           ---------------  --------------   --------------  ---------------
            Operating earnings                                      2,699           1,401            4,260            4,125
Interest expense -- net                                               414             416              875              741
Other expense (income)                                                 (7)            (22)              (9)             (10)
                                                           ---------------  --------------   --------------  ---------------
            Earnings before income tax provision                    2,292           1,007            3,394            3,394
Income tax provision                                                  783             342            1,175            1,191
                                                           ---------------  --------------   --------------  ---------------
            Net earnings                                           $1,509            $665           $2,219           $2,203
                                                           ===============  ==============   ==============  ===============


Net earnings per common share                                       $0.23           $0.10            $0.34            $0.33
                                                           ===============  ==============   ==============  ===============


Common shares issued and outstanding:
   Beginning of period                                          6,354,550       6,557,450        6,415,750        6,543,950
   Issued during period                                           196,629          16,000          196,629           29,500
   Repurchased during period                                     (152,000)                        (213,200)
                                                           ---------------  --------------   --------------  ---------------
            End of period                                       6,399,179       6,573,450        6,399,179        6,573,450
                                                           ---------------  --------------   --------------  ---------------
Average common shares outstanding:
   Shares issued and outstanding                                6,427,254       6,566,618        6,416,131        6,558,548
   Share equivalents -- outstanding stock options                  82,129         157,988          129,396          196,379
                                                           ---------------  --------------   --------------  ---------------
            Average common shares outstanding                   6,509,383       6,724,606        6,545,527        6,754,927
                                                           ===============  ==============   ==============  ===============


Cash dividends per common share                                     $0.04           $0.04            $0.08            $0.08
                                                           ===============  ==============   ==============  ===============

See notes to condensed consolidated financial statements.

                         DEFIANCE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (All amounts in thousands)

                                                                                                    Six months ended
                                                                                               12/31/96         12/31/95
                                                                                             --------------  ---------------
OPERATING ACTIVITIES:
    Net earnings                                                                                    $2,219           $2,203
    Items not affecting cash:
         Depreciation and amortization                                                               3,483            2,588
         Deferred income taxes                                                                        (112)             206
    Current items:

         Change in net assets of business to be sold                                                 3,108
         Other current items                                                                        (4,707)          (1,431)
                                                                                             --------------  ---------------
            Cash provided by operating activities                                                    3,991            3,566
                                                                                             --------------  ---------------


FINANCING ACTIVITIES:
    Payments of long-term obligations                                                               (3,780)          (2,085)
    Additions to long-term obligations                                                               3,652            6,997
    Issuance of common shares from exercise of stock options                                           663               71
    Repurchase of common shares                                                                     (1,370)
    Dividends paid                                                                                    (514)            (525)
                                                                                             --------------  ---------------
            Cash provided by (used for) financing activities                                        (1,349)           4,458
                                                                                             --------------  ---------------


INVESTING ACTIVITIES:
    Capital expenditures                                                                            (2,637)          (7,023)
    Preproduction costs                                                                                              (1,924)
    Notes receivable from sale of business                                                            (950)
    Other -- net                                                                                        99              (37)
                                                                                             --------------  ---------------
            Cash used for investing activities                                                      (3,488)          (8,984)
                                                                                             --------------  ---------------


CASH:
    Decrease                                                                                          (846)            (960)
    Beginning of period                                                                              1,240            1,166
                                                                                             --------------  ---------------
            End of period                                                                             $394             $206
                                                                                             ==============  ===============


See notes to condensed consolidated financial statements.

                         DEFIANCE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED DECEMBER 31, 1996
                (All amounts in thousands, except share amounts)

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

B - INVENTORIES

                                                   12/31/96         6/30/96
                                                 --------------  ---------------

Raw materials                                           $1,023             $784
Work in process                                          1,551            1,417
Finished goods                                             743              315
Stores and supplies                                        750              796
                                                 --------------  ---------------
                                                        $4,067           $3,312
                                                 ==============  ===============


C - LONG TERM OBLIGATIONS

The Company has a $6,000 unsecured revolving line of credit with its primary lender, which expires October 1998. Borrowings under this facility are at rates below prime. At January 20, 1997, the Company had $3,619 available for borrowing under this facility.

In December 1996, the Company borrowed $1,285 under this facility to prepay principal payments due from January 1997 through June 1997 on its two variable rate term loans to take advantage of the differential in interest rates. Principal repayments under these two term loans will resume July 1997. Accordingly, current maturities of long term obligations at December 31, 1996 have been reduced by this amount.

D -- STOCKHOLDERS' EQUITY

The Company adopted a stock repurchase plan in January 1996. During the six months ended December 31, 1996 the Company repurchased 213,200 shares in open market transactions for $1,370. As of December 31, 1996, the Company had repurchased a total of 370,900 shares for $2,261.

Also during the six months ended December 31, 1996 a total of 196,629 common shares were issued pursuant to the exercise of stock options by employees. Total cash received from these option exercises was $663.

The Company paid dividends of $0.04 per common share in each of the first two quarters of the fiscal year. Year to date dividend payments totaled $514.

E - BENEFIT PLANS

Future benefits under a defined benefit pension plan covering approximately fifty salaried employees at one subsidiary were curtailed in October 1994. The Company received approval from the PBGC and IRS in September 1996 to terminate this plan and distribute all the plan's assets. On January 22, 1997, after the end of the current reporting period, the Company terminated the plan and settled all obligations of this plan. A pretax charge to income of approximately $632 will be required in the quarter ended March 31, 1997 in accordance with Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits."

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
---------------------

Net Sales
---------
Sales for the quarter were $1,842,000, or 7.5% below last year, and for the year to date were $6,741,000, or 13.1% below last year. Included in last year's year to date sales are $14.3 million from the former hard tooling and Vaungarde businesses. This year's sales include only $1.3 million from Vaungarde, which was sold in August 1996. The hard tooling venture was shut down in May 1996.

Sales from the remaining core business units were up 25% for the quarter and 17% for the year to date. Sales of gasoline engine cam follower rollers and axles were up over 50% for the quarter and year to date from new business for General Motors' light truck engine applications and increased sales to Eaton Corporation for their Ford automotive requirements. Sales of diesel engine rollers and axles were up slightly for the quarter and year to date, reflective of the overall heavy-duty truck market. Revenues from testing services were up modestly for the quarter and year to date from increased noise and vibration testing and product engineering work for tier one automotive suppliers. Revenues from tooling systems were up significantly this quarter, bringing the year to date to about the same level as last year. Demand for soft tooling and die design services from automotive OEMs improved after the Big Three resolved their UAW contract issues.

Operating Earnings
------------------
Operating earnings, as a percentage of sales, were 11.8% for the quarter and 9.5% for the year to date, compared with 5.7% and 8.0% for the quarter and year to date last year. Not including the former hard tooling and Vaungarde businesses, operating margins last year were 11.8% and 13.1% for the quarter and year to date.

Operating earnings from the remaining core businesses were $2,593,000 for the quarter compared with $2,127,000 last year, and $4,258,000 year to date compared with $4,897,000 last year. While there was a $466,000 improvement this quarter over last year, operating earnings for the first six months trailed last year by $639,000. Production start-up issues and training personnel at the new Upper Sandusky facility continued to adversely affect cam follower roller and axle margins, though notable improvement in cycle times and efficiencies were attained by the second quarter's end. Continuing soft demand for product validation testing by OEMs held back testing margins, though tooling margins improved with the strengthening prototype market.

Interest Expense -- Net
-----------------------
Interest expense, net of interest income, was unchanged for the quarter and was up 18% for the year to date over last year due to higher average net borrowings at similar interest rates. In addition, $146,000 of interest was capitalized during the first six months last year.

Income Tax Provision
--------------------
The effective income tax rate was 34.2% for the quarter and 34.6% for the year to date, compared with 34.0% and 35.1% for the quarter and year to date last year. Differences in effective rates are due to future taxable amounts considered in the computation of income taxes for the current year as required by SFAS No. 109, "Accounting for Income Taxes."

Outlook
-------
Looking ahead at the rest of the fiscal year, management expects earnings will exceed last year's like quarters, assuming the automotive market and the economy remain reasonably stable. If new testing and tooling programs are released as advertised, and if Chrysler cam follower roller and axle production ramps up as anticipated, management expects the fourth fiscal quarter to be the best of the year. Earnings in the third fiscal quarter will be impacted by a one-time charge of six or seven cents a share for the termination of a pension plan this January. With these uncertainties, management now estimates the fiscal year should finish in a range from 80 to 90 cents a share.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash provided by operating activities for the year to date was $3,991,000 which, along with borrowings under the revolving line of credit, met working capital needs. Cash used for current items was $1,599,000, comprised primarily of a decrease of $3,108,000 in net assets of business to be sold (reflecting the August 1996 sale of Vaungarde), an increase of $1,773,000 in receivables and inventory relative to higher sales and production levels at December 31, 1996 compared to June 30, 1996, and a decrease of $3,231,000 in payables and accruals from the payment of incentives accrued at June 30, 1996, the timing of trade payables relative to production levels and payments for equipment received and accrued for at June 30, 1996. At the end of the quarter the current ratio was
1.88 to 1, compared with 1.53 to 1 at the end of the prior fiscal year. Working capital also increased to $11,954,000 from $9,537,000 at the end of the prior fiscal year.

Funded debt decreased by $128,000 for the year to date. Principal payments for long-term obligations totaling $3,780,000 were offset by $3,652,000 of borrowings under the revolving credit facility. At the end of the quarter, debt to total capitalization ratio was 38.8% compared with 39.5% at the end of the prior fiscal year. The Company had $3,619,000 available in additional borrowing capacity under its revolving credit facility at January 20, 1997. As discussed in Note C to the Condensed Consolidated Financial Statements, the Company borrowed $1,285,000 in December 1996 under this facility to prepay principal payments due from January 1997 through June 1997 on its two variable rate term loans to take advantage of the differential in interest rates. Principal repayments under these two term loans will resume July 1997. Consequently, the Company's principal repayments will be $1,285,000 less over the last six months of the fiscal year than originally scheduled.

Capital expenditures for the year to date totaled $2,637,000, and at the end of the quarter the Company had noncancelable outstanding commitments for capital expenditures of less than $1 million. Most of the capital spending for the year to date was for the remaining equipment necessary to produce cam follower rollers and axles at the Upper Sandusky, Ohio, facility. Based on currently expected levels of business, the Company continues to estimate it will spend approximately $4 million in the fiscal year relative to asset replacements, cost reduction, and productivity improvement programs. Additional capital expenditures relative to new or increased sales continue to be estimated at $2 million. The Company has the necessary financing capacity available, if required, to fund its outstanding commitments and expects to fund its remaining planned capital expenditures for the fiscal year through operating cash flow.

The Company repurchased 213,200 of its common shares in open market transactions for $1,370,000 for the year to date. The Company anticipates repurchases of its common shares will continue, with any such repurchases funded from operating cash flow or loans from its primary lender under the existing revolving credit facility. Any such borrowings will be made in accordance with the Company's loan covenants with its primary lender and will not adversely impact the Company's ability to fund capital expenditures, acquisitions or its business operations.

Quarterly cash dividends of $0.04 per share were paid to shareholders in September and December 1996. Dividend payments totaled $514,000 for the year to date. In addition, a quarterly cash dividend of $0.04 per share was declared January 22, 1997, payable March 5, 1997 to shareholders of record as of February 14, 1997. The Company anticipates future quarterly dividends, and does not expect liquidity or capital resources to be materially affected by the payment of dividends.

Also during the six months ended December 31, 1996, a total of 196,629 common shares were issued pursuant to the exercise of stock options by employees. Total cash received from these option exercises was $663,000.

Item 4.    Submission of Matters to a Vote of Security Holders

           At the Company's Annual Meeting of Shareholders on October 23, 1996, the following individuals were elected to the Board of Directors:

                                                          Votes         Votes
                                            Term           For        Withheld
                                         ----------    -----------   ----------

               Richard W. Lock              2 years     5,160,244      19,555
               Thomas H. Roulston II        3 years     5,160,244      19,555
               Scott D. Roulston            3 years     5,160,244      19,555

           No other proposals were presented at the Company's Annual Meeting.

Item 5.    Other Information

           On January 22, 1997, the Company's board of directors approved a cash dividend of $0.04 per common share, payable March 5, 1997 to shareholders of record as of February 14, 1997.

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

Date:   January 28, 1997
      --------------------


                                   DEFIANCE, INC.

                               By: /s/ Jerry A. Cooper
                                   --------------------------------------------
                                   President and Chief Executive Officer

                                   /s/ Michael J. Meier
                                   --------------------------------------------
                                   Vice President - Finance and Chief Financial
                                                    Officer

                                   /s/ James L. Treece
                                  ---------------------------------------------
                                  Chief Accounting Officer