Form 10-Q
period 1997-03-31
DEFIANCE INC
filed 1997-04-25
CIK 775995

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended    MARCH 31, 1997
                                                   --------------
                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                               Commission File Number   0-14044
                                                        -------

                                 DEFIANCE, INC.
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                   34-1526359
    --------------------------------              ---------------------------
    (State or other jurisdiction of                      (IRS Employer
    incorporation or organization)                      Identification No.)

1111 Chester Ave., Suite 750, Cleveland, Ohio                44114-3516
------------------------------------------------  -----------------------------
   (Address of principal executive offices)                  (Zip Code)


(Registrant's telephone number, including area code)     (216) 861 - 6300
                                                     ---------------------------



           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                 Yes  X    No
                     ----     ----



           The number of Common Shares outstanding at April 24, 1997 was 6,437,596.

PART I -- FINANCIAL INFORMATION



ITEM 1.    FINANCIAL STATEMENTS

                         DEFIANCE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                           (All amounts in thousands)

                                     ASSETS
                                     ------

                                                       3/31/97     6/30/96
                                                       --------    --------
CURRENT ASSETS:
  Cash                                                    $125      $1,240
  Accounts receivable                                   18,993      16,615
  Inventories                                            4,852       3,312
  Deferred and refundable income taxes                   1,033       1,058
  Prepaid expenses and other current assets              2,020       2,383
  Net assets of business to be sold                                  3,108
                                                       -------     -------
         Total current assets                           27,023      27,716

PROPERTY, PLANT AND EQUIPMENT -- net                    38,185      39,516
COST IN EXCESS OF NET ASSETS OF ACQUIRED COMPANIES       4,934       5,122
OTHER ASSETS                                             2,441       2,414

                                                       -------     -------
         Total assets                                  $72,583     $74,768
                                                       =======     =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Current maturities of long-term obligations           $4,186      $5,051
  Accounts payable                                       3,903       4,908
  Accrued payroll and employee benefits                  3,891       3,578
  Accrued expenses                                       3,827       4,642
                                                      --------    --------
         Total current liabilities                      15,807      18,179

LONG-TERM OBLIGATIONS                                   17,152      18,134
DEFERRED INCOME TAXES                                    2,943       3,017
CONTINGENCIES -- Note F

STOCKHOLDERS' EQUITY:
  Common shares                                            345         328
  Additional paid-in capital                            23,074      22,047
  Retained earnings                                     16,745      14,545
  Less common shares in treasury -- at cost             (2,892)       (891)
  Minimum pension liability                               (591)       (591)
                                                      --------    --------
         Total stockholders' equity                     36,681      35,438

                                                      --------    --------
         Total liabilities and stockholders' equity    $72,583     $74,768
                                                      ========    ========

See notes to condensed consolidated financial statements.

                         DEFIANCE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
         (All amounts in thousands, except share and per share amounts)


                                                            Three months ended               Nine months ended
                                                            ------------------               -----------------
                                                         3/31/97          3/31/96          3/31/97          3/31/96
                                                      -----------      -----------      -----------      -----------

Net sales                                                 $22,314          $25,724          $67,175          $77,326
Cost of goods sold                                         17,812           21,459           52,634           63,133
Selling and administrative expenses                         3,020            2,990            8,790            8,783
                                                      -----------      -----------      -----------      -----------
           Operating earnings                               1,482            1,275            5,751            5,410
Interest expense -- net                                       394              528            1,269            1,269
                                                      -----------      -----------      -----------      -----------
           Earnings before income tax provision             1,088              747            4,482            4,141
Income tax provision                                          335              273            1,510            1,464
                                                      -----------      -----------      -----------      -----------
           Net earnings                                      $753             $474           $2,972           $2,677
                                                      ===========      ===========      ===========      ===========


Net earnings per common share                               $0.12            $0.07            $0.46            $0.40
                                                      ===========      ===========      ===========      ===========


Common shares issued and outstanding:
   Beginning of period                                  6,399,179        6,573,450        6,415,750        6,543,950
   Issued during period                                   141,917                           338,546           29,500
   Repurchased during period                              (93,500)         (59,900)        (306,700)         (59,900)
                                                      -----------      -----------      -----------      -----------
           End of period                                6,447,596        6,513,550        6,447,596        6,513,550
                                                      -----------      -----------      -----------      -----------
Average common shares outstanding:
   Shares issued and outstanding                        6,437,900        6,546,627        6,423,282        6,554,604
   Share equivalents -- outstanding stock options          19,366          143,520           93,255          178,887
                                                      -----------      -----------      -----------      -----------
           Average common shares outstanding            6,457,266        6,690,147        6,516,537        6,733,491
                                                      ===========      ===========      ===========      ===========


Cash dividends per common share                             $0.04            $0.04            $0.12            $0.12
                                                      ===========      ===========      ===========      ===========

See notes to condensed consolidated financial statements.

                         DEFIANCE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (All amounts in thousands)


                                                                Nine months ended
                                                                -----------------
                                                              3/31/97       3/31/96
                                                            ------------  ------------
OPERATING ACTIVITIES:
 Net earnings                                                  $2,972        $2,677
 Items not affecting cash:
      Depreciation and amortization                             5,346         4,189
      Deferred income taxes                                      (314)          143
 Current items:
      Change in net assets of business to be sold               3,108
      Other current items                                      (4,655)       (3,860)
                                                              -------      --------
        Cash provided by operating activities                   6,457         3,149
                                                              -------      --------


FINANCING ACTIVITIES:
 Payments of long-term obligations                             (4,421)       (3,148)
 Additions to long-term obligations                             2,574        10,119
 Issuance of common shares from exercise of stock options       1,043            71
 Repurchase of common shares                                   (2,001)         (342)
 Dividends paid                                                  (772)         (787)
                                                              -------      --------
        Cash provided by (used for) financing activities       (3,577)        5,913
                                                              -------      --------


INVESTING ACTIVITIES:
 Capital expenditures                                          (3,141)       (8,247)
 Preproduction costs                                                         (1,677)
 Notes receivable from sale of business                          (950)
 Other -- net                                                      96          (161)
                                                              -------      --------
           Cash used for investing activities                  (3,995)      (10,085)
                                                              -------      --------


CASH:
 Decrease                                                      (1,115)       (1,023)
 Beginning of period                                            1,240         1,166
                                                              -------      --------
        End of period                                            $125          $143
                                                              =======      ========


See notes to condensed consolidated financial statements.

                         DEFIANCE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED MARCH 31, 1997
                (All amounts in thousands, except share amounts)


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


B - INVENTORIES


                                               3/31/97       6/30/96
                                            ------------  -------------

Raw materials                                   $1,139         $784
Work in process                                  2,126        1,417
Finished goods                                     815          315
Stores and supplies                                772          796
                                                ------       ------
                                                $4,852       $3,312
                                                ======       ======


C - LONG-TERM OBLIGATIONS

The Company has a $6,000 unsecured revolving line of credit with its primary lender, which expires October 1998. Borrowings under this facility are at rates below prime. At March 31, 1997, the Company had $3,426 available for borrowing under this facility.

In December 1996, the Company borrowed $1,285 under this facility to prepay principal payments due from January 1997 through June 1997 on its two variable rate term loans to take advantage of the differential in interest rates. Principal repayments under these two term loans will resume July 1997. Accordingly, current maturities of long-term obligations at March 31, 1997 have been reduced by one-half of this amount.


D - STOCKHOLDERS' EQUITY

The Company adopted a stock repurchase plan in January 1996. During the nine months ended March 31, 1997 the Company repurchased 306,700 shares in open market transactions for $2,001. As of March 31, 1997, the Company had repurchased a total of 464,400 shares for $2,892.

Also during the nine months ended March 31, 1997 a total of 338,546 common shares were issued pursuant to the exercise of stock options by employees. Total cash received from these option exercises was $1,043.

The Company paid dividends of $0.04 per common share in each of the first three quarters of the fiscal year. Year to date dividend payments totaled $772.

E - BENEFIT PLANS

Future benefits under a defined benefit pension plan covering approximately fifty salaried employees at one subsidiary were curtailed in October 1994. The Company received approval from the PBGC and IRS in September 1996 to terminate this plan and distribute all the plan's assets. On January 22, 1997 the Company terminated the plan and settled all obligations of this plan. A pretax charge to income of $632 was recorded in the quarter ended March 31, 1997 in accordance with Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits."


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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

NET SALES
Sales for the quarter were $3,410,000, or 13.3% lower than last year, and for the year to date were $10,151,000, or 13.1% lower than last year. Included in last year's sales, however, are $18,831,000 from the former hard tooling and Vaungarde businesses, compared with $1,307,000 this year, on a year-to-date basis. The hard tooling venture was shut down in May 1996 and Vaungarde was sold in August 1996.

Sales from the remaining core business units were $1,384,000, or 6.6% higher than last year, and for the year to date were $7,373,000, or 12.6% higher than last year. Sales of gasoline engine cam follower rollers and axles remained significantly ahead of last year for the quarter and year to date from new business for General Motors' light truck engine applications started last year and increased sales to Eaton Corporation for existing Ford and new Chrysler automotive requirements. Sales of diesel engine rollers and axles were up slightly for the quarter and year to date, consistent with the overall heavy-duty truck market. Revenues from testing services were down slightly this quarter, reflecting a slowdown in OEM demand for product validation testing. Year to date testing revenues are at about the same level as last year. Revenues from tooling systems remained ahead of last year's pace for the quarter and year to date. A stronger prototype market has helped increase demand for the Company's soft tooling services from automotive OEM's.


OPERATING EARNINGS
Operating earnings, as a percentage of sales, without the effect of the one-time pension charge or the former hard tooling and Vaungarde businesses, were 9.5% and 9.6% for the quarter and year to date, compared with 10.3% and 11.5% for the same periods last year. Production start-up issues, equipment problems and training personnel at the new Upper Sandusky cam follower roller and axle facility continued to reduce margins this quarter. Continuing soft demand for product validation testing by OEMs held back testing margins, though tooling margins improved with the strengthening prototype market.

INTEREST EXPENSE -- NET
Interest expense, net of interest income, was unchanged for the nine months year to date and decreased $134,000 for the quarter compared with last year due to lower average net borrowings at similar interest rates.


INCOME TAX PROVISION
The effective income tax rate was 30.8% for the quarter and 33.7% for the year to date, compared with 33.7% and 35.4% for the quarter and year to date last year. Differences in effective rates are due to future taxable amounts considered in the computation of income taxes for the current year as required by SFAS No. 109, "Accounting for Income Taxes."


OUTLOOK
Management expects production levels with improved efficiencies to increase during the fourth fiscal quarter as the Precision Products unit takes on more of Eaton's Chrysler automotive requirements. Management believes earnings can exceed the $0.23 per share mark attained in the prior year's fourth quarter if new testing and tooling programs are released by the OEMs as expected, Chrysler CFR and axle production ramps up as anticipated and efficiencies continue to improve at the Upper Sandusky facility.

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash provided by operating activities for the year to date was $6,457,000 which, along with borrowings under the revolving line of credit, met working capital needs. Cash used for current items was $1,547,000, comprised primarily of a decrease of $3,108,000 in net assets of business to be sold (reflecting the August 1996 sale of Vaungarde), an increase of $3,918,000 in accounts receivable and inventories relative to more tooling and testing contracts in process and higher CFR and axle production levels at March 31, 1997 compared to June 30, 1996, and a decrease of $1,507,000 in payables and accruals from the payment of incentives accrued at June 30, 1996 and for equipment received and accrued for at June 30, 1996. At the end of the quarter, just $578,000, or 3%, of accounts receivable were over 60 days old. The current ratio stood at 1.71 to 1 at the end of the quarter, compared with 1.53 to 1 at the end of the prior fiscal year. Working capital also increased to $11,216,000 from $9,537,000 at the end of the prior fiscal year.

Funded debt decreased by $1,847,000 for the year to date. Principal payments for long-term obligations totaling $4,421,000 were partially offset by $2,574,000 of borrowings under the revolving credit facility. At the end of the quarter, debt to total capitalization ratio was 36.8% compared with 39.5% at the end of the prior fiscal year. The Company had $3,426,000 available in additional borrowing capacity under its revolving credit facility at March 31, 1997. As discussed in Note C to the Condensed Consolidated Financial Statements, the Company borrowed $1,285,000 in December 1996 under this facility to prepay principal payments due from January 1997 through June 1997 on its two variable rate term loans to take advantage of the differential in interest rates. Principal repayments under these two term loans will resume July 1997. Consequently, the Company's principal repayments will be $643,000 less over the last three months of the fiscal year than originally scheduled.

Capital expenditures for the year to date totaled $3,141,000, and at the end of the quarter the Company had no significant outstanding commitments for capital expenditures. The majority of the year-to-date capital spending was for the remaining equipment necessary to produce cam follower rollers and axles at the Upper Sandusky, Ohio, facility. The Company now estimates it will spend a total of less than $4 million in the fiscal year for capital expenditures. The Company has the necessary financing capacity available, if required, to fund any outstanding commitments and plans to fund its remaining capital expenditures for the fiscal year through operating cash flow.

The Company repurchased 306,700 of its common shares in open market transactions for $2,001,000 for the year to date. The Company anticipates repurchases of its common shares will continue, with any such repurchases funded from operating cash flow or loans from its primary lender under the existing revolving credit facility. Any such borrowings will be made in accordance with the Company's loan covenants with its primary lender and will not adversely impact the Company's ability to fund capital expenditures, acquisitions or its business operations.

Quarterly cash dividends of $0.04 per share were paid to shareholders in September and December 1996 and in March 1997. Dividend payments totaled $772,000 for the year to date. In addition, a quarterly cash dividend of $0.04 per share was declared April 23, 1997, payable June 5, 1997 to shareholders of record as of May 15, 1997. The Company anticipates future quarterly dividends, and does not expect liquidity or capital resources to be materially affected by the payment of dividends.

Also during the nine months ended March 31, 1997, a total of 338,546 common shares were issued pursuant to the exercise of stock options by employees. Total cash received from these option exercises was $1,043,000.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

       (a) EXHIBITS
           27.  Financial Data Schedule.

       (b) REPORTS ON FORM 8-K
           No reports on Form 8-K were filed during the current quarter.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  April 25, 1997
       --------------


                           DEFIANCE, INC.


                       By: /s/ Jerry A. Cooper
                           -----------------------------------------------------
                           President and Chief Executive Officer


                           /s/ Michael J. Meier
                           -----------------------------------------------------
                           Vice President - Finance and Chief Financial Officer


                           /s/ James L. Treece
                           -----------------------------------------------------
                           Chief Accounting Officer