Form 10-K405
period 1997-06-30
DEFIANCE INC
filed 1997-08-25
CIK 775995

                                   FORM 10 - K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
    [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended            JUNE 30, 1997
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
                            Yes      X                  No
                               -------------              -------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of July 31, 1997, 6,416,896 shares of Common Stock of Defiance, Inc. were outstanding and the aggregate market value of such Common Stock held by non-affiliates (based upon the closing sale price on such date as reported on the Nasdaq National Market) was approximately $43,676,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for Defiance, Inc.'s 1997 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K Report.

                                     PART I

ITEM 1.       BUSINESS

GENERAL

Defiance, Inc. (the "Company"), incorporated in Delaware as a holding company in 1985, is recognized as a world-class supplier of tooling systems, testing services, specialty anti-friction bearings and precision-machined products to the U.S. transportation industry, with headquarters in Cleveland, Ohio. The Company offers its customers quality products and services, ranging from engineering and design of a part or assembly, through analysis, prototype and physical testing, to tooling and production.

The Company's subsidiaries operate through the following three business units:

Tooling Systems
---------------
Defiance Tooling Systems, consisting of Hy-Form Products, Inc., Binderline Development, Inc. and Draftline Engineering Company, provides full prototype and production tooling systems primarily to the domestic automotive industry. A full turn-key project management service is offered to customers, taking a conceptual design from soft tooling and prototype dies through to the tryout of the production hard tooling dies. Work is performed either in house or through strategic alliances with other firms. Together, these companies design and produce models, patterns, fixtures, soft prototype tooling and aids to hard tooling and supply computerized machine tool cutter paths, laser processing, CNC (computer numerical control) machining and CMM (coordinate measuring machine) certification. Typical parts for which prototypes and production tooling are made include structural, suspension, inner panels, frame components and powertrain sheet metal parts.

Testing Services
----------------
Defiance Testing & Engineering Services, Inc. (formerly SMTC Corporation) provides a full range of product design, engineering analysis, and experimental testing and simulation services for structural and mechanical systems. These systems range from single components to complete vehicle development projects, primarily for the U.S. transportation industry. Physical testing services include product durability testing, experimental stress analysis, product validation testing, environmental testing, noise and vibration testing and road simulation. Testing is performed on a wide range of components and systems from chassis and suspensions, seats and seating assemblies, to entire vehicle environmental and road simulation. Engineering consulting services include new product design, finite element modeling and analysis, kinematics analysis, experimental dynamics, variation simulation analysis and vehicle development programs for parts such as vehicle bodies, suspensions and engine components. Computer aided engineering techniques such as computerized simulated testing of prototypes are used to help in the design process of new products at an early stage in the product development cycle.

Precision Products
------------------
Defiance Precision Products, Inc. ("Precision Products") manufactures specialty anti-friction bearings and precision-machined products, including cam follower rollers, cam follower roller axles and other hardened and machined metal fuel system and valve-train components, primarily for the domestic automobile, light truck and heavy-duty truck markets. Precision Products' principal product, the cam follower roller ("CFR"), is a roller bearing used in the valve lifter assemblies of gasoline and diesel engines that replaces the sliding surface between the valve lifter and the camshaft with a rolling element, reducing valve train friction and increasing engine efficiency and durability. Because of their application, these products must be manufactured to extremely precise specifications drawing upon core competencies in precision machining, grinding and heat treating processes.

CURRENT YEAR DEVELOPMENTS

Tooling Systems
---------------
Defiance Tooling Systems continued to approach the automotive marketplace as a full service problem solving tooling and prototype services supplier and continued to pursue strategic alliances with companies that have complementary products and processes. Several process and productivity improvements were realized during the year as a result of a proactive cross-functional team structure. Capital investment in high technology CMM laser scanning, upgraded roughing mills and expansion and integration of internal CAD abilities improved production capability and efficiency.

Testing Services
----------------
Defiance Testing Services remained a preferred supplier of testing services to both Ford and Chrysler during the year. Marketing and operating alliances were established with a number of other firms to enhance and increase Defiance's array of service offerings to its customers. Demand also increased from first-tier suppliers to the automotive original equipment manufacturers ("OEMs") for Defiance's testing capabilities as the OEMs now require more of this work be done by their first-tier supplier base before their products are provided to the OEMs. Marketing efforts geared towards automotive first-tier suppliers have been increased to take advantage of the opportunities caused by this change in the marketplace. Capital spending focused on enhanced simulation testing, data acquisition and noise and vibration testing capabilities.

Precision Products
------------------
Precision Products attained both the QS-9000 and ISO-9001 certifications during the year at all three production facilities. Production and sales volume increased substantially from new business started last year for General Motors' light truck engine applications and increased business from Eaton Corporation for existing Ford and new Chrysler automotive requirements. Production start-up issues, equipment problems and training personnel at the new production facility in Upper Sandusky, Ohio, occurred during the year, though notable improvement in cycle times and efficiencies were made by fiscal year end. Capital spending during the year included the remaining equipment for the new Upper Sandusky facility, upgrades of existing grinding equipment and manufacturing process improvements.

Vaungarde
---------
Vaungarde, Incorporated ("Vaungarde") molded plastic parts using reaction injection molding processes and painted parts of various polymers produced internally or provided by other molders. The company primarily served original equipment and after-market manufacturers in the automotive, heavy truck, agricultural and recreational vehicle industries. All of the common shares of Vaungarde were sold August 19,1996. Additional information relating to this sale is contained in Note C to the Consolidated Financial Statements.

Sales by business unit as a percentage of the Company's total sales during the three most recent fiscal years were as follows:

                                                     Year Ended June 30,
                                               1997          1996         1995
                                           ------------------------------------
           Precision Products                     49%          35%          38%
           Testing Services                       28%          25%          23%
           Tooling Systems                        22%          31%          27%
           Vaungarde                               1%           9%          12%
                                           ------------------------------------
                                                 100%         100%         100%
                                           ====================================

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

WORKING CAPITAL PRACTICES

Owing to the nature of its business, the Company is not required to carry significant amounts of inventories to meet rapid delivery requirements of its customers, or assure itself of a continuous allotment of goods from suppliers. The Company's manufacturing processes are generally performed with a short turnaround time, and the scheduling of manufacturing activities from customer orders generally includes enough lead time to assure delivery of adequate supplies of raw materials. The Company does not generally provide extended payment terms to its customers; however, like many of its competitors, the Company sells a substantial amount of goods and services to other OEM suppliers. It is common for these other OEM suppliers to delay payment for goods and services to their suppliers until payment is received by them from the OEMs. The Company generally allows its customers to return merchandise for failure to meet certain pre-agreed quality standards; however, the Company employs quality assurance practices that minimize such returns.

PRINCIPAL CUSTOMERS

The Company's principal customers for its products and services are General Motors Corporation, Ford Motor Company, Chrysler Corporation (the "Big Three") and their respective suppliers. Direct sales to principal customers as a percentage of the Company's total sales during the three most recent fiscal years were as follows:

                                                                           Year Ended June 30,
                                                                   1997          1996         1995
                                                               --------------------------------------
              Big Three:
              ----------
                   General Motors Corporation                          22%         30%          22%
                   Ford Motor Company                                  14%         14%          17%
                   Chrysler Corporation                                11%         11%           5%
                                                               --------------------------------------
                                                                       47%         55%          44%
              Others over 10% of consolidated sales:
              --------------------------------------
                   Eaton Corporation                                   11%         10%          12%

EMPLOYEES

As of June 30, 1997, the Company employed 729 persons. All production personnel of Precision Products located in Defiance, Ohio, are represented by the United Auto Workers ( the "UAW"). The current contract between Precision Products and the UAW was signed in May 1994 and expires in November 1998. Production personnel at Vaungarde, which was sold August 19, 1996, were also represented by the UAW.

GOVERNMENT REGULATION

Management of the Company believes that compliance with applicable Federal, state, and local environmental laws and regulations has not had nor should have any material affect upon the capital expenditures, net income, or competitive position of the Company.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

Name                             Age      Position
----                             ---      --------

Thomas H. Roulston II             64      Chairman of the Board and Director (1)
Jerry A. Cooper                   58      President, Chief Executive Officer and Director (2)
Michael J. Meier                  43      VP-Finance, Chief Financial Officer, Secretary and Treasurer
James L. Treece                   59      Chief Accounting Officer and Assistant Treasurer
Carl A. Rispoli                   52      Corporate Controller and Assistant Secretary

              (1) Term as director expires in 1999
              (2) Term as director expires in 1998

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

Carl A. Rispoli joined the Company in 1997 as Corporate Controller and Assistant Secretary. Since 1996 Mr. Rispoli had been self employed as a management consultant. From 1984 to 1995 Mr. Rispoli held various financial and operating positions with Brush Wellman, Inc., including divisional controller, divisional director of materials and planning, plant director of operations, and most recently as director of corporate information systems. Brush Wellman is a supplier of high performance materials with a focus on beryllium-based materials.

No executive officer has any family relationship to any other executive officer or director of the Company, except Thomas H. Roulston who is the father of Scott
D. Roulston, a director of the Company. Each executive officer holds office until the first meeting of the Board of Directors of the Company following the annual meeting of stockholders of the Company and his successor shall have been elected and qualified, or until his earlier resignation or removal from office.

ITEM 2.       PROPERTIES

The following are the principal properties of the Company as of June 30, 1997:

                                           Approximate area           Owned /
Location                                     in Square Feet           Leased       Primary use
--------                                     --------------           -------      -----------

Defiance, Inc. Corporate Headquarters
   1111 Chester Ave., Cleveland, OH                   2,800           Leased       Corporate offices

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

ITEM 3.       LEGAL PROCEEDINGS

Not applicable.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

The principal market in which the Company's Common Stock is traded is the Nasdaq National Market (Nasdaq Symbol DEFI). The following table indicates the high and low sales price of the Company's Common Stock traded on the Nasdaq National Market and the cash dividends declared per share for each full quarterly period within the two most recent fiscal years:

                                                                           Market Price     Dividends
                                                                    ----------------------   Declared
                                                                      High         Low     ------------
                                                                      ----         ---
Fiscal 1997
-----------
     First quarter (July 1, 1996 -  September 30, 1996)              $6.8750      $5.3750        $0.04
     Second quarter (October 1, 1996 -  December 31, 1996)           $6.8750      $6.2500         0.04
     Third quarter (January 1, 1997 -  March 31, 1997)               $8.0000      $6.3750         0.04
     Fourth quarter (April 1, 1997 -  June 30, 1997)                 $8.1250      $6.1250         0.04
                                                                                          ------------
            Total                                                                                $0.16
                                                                                          ============

Fiscal 1996
-----------
     First quarter (July 1, 1995 -  September 30, 1995)              $7.5000      $6.5000        $0.04
     Second quarter (October 1, 1995 -  December 31, 1995)           $8.0000      $5.3750         0.04
     Third quarter (January 1, 1996 -  March 31, 1996)               $6.2500      $5.1250         0.04
     Fourth quarter (April 1, 1996 -  June 30, 1996)                 $6.3750      $5.3750         0.04
                                                                                          ------------
             Total                                                                               $0.16
                                                                                          ============

As of July 31, 1997 the Company had 258 stockholders of record. This figure does not include those persons who hold the Company's stock through nominee accounts, otherwise known as "street name" shareholders. Including street name shareholders, the Company estimates it has between 2,500 and 3,000 stockholders.

The Company expects its practice of paying quarterly dividends on its Common stock will continue, although future dividends will continue to depend upon the Company's earnings, capital requirements, financial condition and other factors.

ITEM 6.       SELECTED FINANCIAL DATA

                                                                            DEFIANCE, INC. AND SUBSIDIARIES

                                                                           FIVE YEAR SELECTED FINANCIAL DATA
                                                                       (In thousands, except per share amounts)

                                                                                  Year Ended June 30,
                                                            1997          1996           1995           1994          1993
                                                      -----------------------------------------------------------------------
Net sales                                                $ 92,123       $103,975       $ 92,532       $ 81,645       $ 79,217
Earnings before cumulative effect of
   accounting change (1)                                 $  4,335       $  1,598       $  6,594       $  5,437       $  3,432
Cumulative effect of accounting change                       --             --             --              564           --
                                                         --------------------------------------------------------------------
              Net earnings                               $  4,335       $  1,598       $  6,594       $  6,001       $  3,432
                                                         ====================================================================

Earnings per common share before cumulative
   effect of accounting change (1)                       $   0.67       $   0.24       $   0.98       $   0.81       $   0.54
Cumulative effect per common share of
   accounting change                                         --             --             --             0.09           --
                                                         --------------------------------------------------------------------
              Net earnings per common share              $   0.67       $   0.24       $   0.98       $   0.90       $   0.54
                                                         ====================================================================

Working capital                                          $ 11,781       $  9,537       $ 12,149       $ 10,112       $  9,569
Cost in excess of net assets of acquired
   companies (goodwill) -- net of amortization           $  4,871       $  5,122       $  6,769       $  7,085       $  7,400
Total assets                                             $ 73,819       $ 74,768       $ 77,341       $ 54,535       $ 51,737
Short-term interest bearing obligations                  $  4,829       $  5,051       $  4,299       $  2,933       $  2,343
Long-term interest bearing obligations                   $ 14,968       $ 18,134       $ 17,182       $  9,346       $ 13,685
Stockholders' equity                                     $ 38,391       $ 35,438       $ 36,296       $ 30,174       $ 24,081

Dividends paid                                           $  1,029       $  1,045       $    523           --             --
Dividends per common share                               $   0.16       $   0.16       $   0.08           --             --


                                                                         UNAUDITED QUARTERLY INFORMATION
                                                                    (In thousands, except per share amounts)

                                                           First         Second         Third          Fourth
Fiscal 1997                                               Quarter        Quarter       Quarter         Quarter        Total
-----------                                       ---------------------------------------------------------------------------
Net sales                                                $ 22,067       $ 22,794       $ 22,314       $ 24,948       $ 92,123
Gross profit                                             $  4,438       $  5,601       $  4,502       $  4,863       $ 19,404
Net earnings                                             $    710       $  1,509       $    753       $  1,363       $  4,335
Earnings per share                                       $   0.11       $   0.23       $   0.12       $   0.21       $   0.67

Fiscal 1996
-----------
Net sales                                                $ 26,966       $ 24,636       $ 25,724       $ 26,649       $103,975
Gross profit                                             $  5,727       $  4,201       $  4,265       $  5,263       $ 19,456
Net earnings (1)                                         $  1,538       $    665       $    474       ($ 1,079)      $  1,598
Earnings per share (1)                                   $   0.23       $   0.10       $   0.07       ($  0.16)      $   0.24

(1) See Note C to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth certain items from Defiance, Inc.'s Consolidated Statement of Income as a percentage of net sales for the fiscal years ended June 30, 1997 ("1997"), June 30, 1996 ("1996") and June 30, 1995 ("1995"):

                                                                     1997         1996         1995
                                                               --------------------------------------
Net sales                                                            100.0        100.0         100.0
Cost of goods sold                                                    79.0         81.3          74.2
                                                               --------------------------------------
              Gross profit                                            21.0         18.7          25.8
Selling and administrative expenses                                   11.6         10.8          13.4
Other charges                                                          0.7          2.5           0.3
                                                               --------------------------------------
              Operating earnings                                       8.7          5.4          12.1
Interest expense - net                                                 1.8          1.7           1.1
                                                               --------------------------------------
              Earnings before income tax provision                     6.9          3.7          11.0
Income tax provision                                                   2.2          2.2           3.9
                                                               --------------------------------------
              Net earnings                                             4.7          1.5           7.1
                                                               ======================================

Net sales
---------

Net sales for 1997 decreased $11,852,000, or 11.4%, from 1996. Sales in 1996 included $22,726,000 from the former hard tooling and Vaungarde businesses, compared with $1,307,000 in 1997. All hard tooling operations ended in May 1996 and Vaungarde was sold in August 1996. Sales for the remaining core units increased 11.8% over the prior year. Sales of gasoline engine cam follower rollers and axles were up significantly due to new business started in 1996 for General Motors' light truck engine applications and increased sales to Eaton Corporation for existing Ford and new Chrysler automotive requirements. Sales of diesel engine rollers and axles were also up for the year, consistent with the overall heavy-duty truck market. Sales of testing services were down slightly from the prior year, reflecting a slowdown in OEM demand for product validation testing. Tooling revenues (not including the former hard tooling business) were ahead of last year primarily due to a stronger prototype market that helped increase demand from automotive OEMs for soft tooling work.

Net sales for 1996 increased $11,443,000, or 12.4%, from 1995. Sales of gasoline engine cam follower rollers and other precision machined metal components were up slightly, primarily from new business with General Motors for their light truck series engine. This increase was partially offset by lower shipments of diesel engine rollers resulting from lower industry-wide heavy-duty truck build rates. Sales of testing services increased significantly as the result of additional capacity from the new light truck simulator installed late in 1995 combined with increased testing work for Chrysler Corporation. Tooling revenues also increased significantly primarily from a contract with General Motors to supply hard tooling for the 1997 Chevrolet Malibu. This contract began during the second half of 1995 and was completed April 1996. Sales of molded and painted plastic parts were down due to decreased demand from original equipment manufacturers and after-market automotive and recreational vehicle customers.

Gross profit percentage
-----------------------

Gross profit for 1997, as a percentage of net sales, increased to 21.0% from 18.7% in the prior year. Not considering the sales and related gross profit from the former hard tooling and Vaungarde units, gross profit margins decreased to 21.2% from 23.3% in the prior year. Production start-up issues, equipment problems and training personnel at the cam follower roller facility in Upper Sandusky, Ohio, affected margins in 1997. Soft demand for product validation testing by OEMs held back testing margins, though tooling margins improved from stronger OEM demand for soft tooling work. Cost of goods sold in 1997 also included $914,000 for the amortization of preoperating costs.

Gross profit for 1996, as a percentage of net sales, decreased to 18.7% from 25.8% in the prior year. Profit margins expected on the General Motors hard tooling contract were not achieved due to equipment problems and personnel shortages. In addition, the new cam follower roller facility in Upper Sandusky, Ohio, began limited production in the second quarter of 1996 and experienced low productivity and start-up issues related to equipment transfers and the training of new personnel. Cost of goods sold also included $525,000 for the amortization of preoperating costs.

Selling and administrative (S&A) expenses
-----------------------------------------

S&A expenses in 1997 decreased $580,000, or 5.1%, from 1996 primarily from the effect of the sale of the Vaungarde business unit in early 1997 and ending all hard tooling operations in late 1996.

S&A expenses in 1996 decreased $1,160,000, or 9.3%, from 1995 primarily due to lower incentive compensation costs associated with lower earnings and cost control programs initiated in 1995.

Interest income and expense
---------------------------

Interest expense, net of interest income, for 1997 decreased $7,000, or less than 1%, from 1996 on similar levels of average net borrowings and effective interest rates.

Interest expense, net of interest income, for 1996 increased $692,000, or 70%, from 1995 from higher average net borrowings at similar effective interest rates. Also, $293,000 of interest was capitalized during 1996.

Income taxes
------------

The effective income tax rate for 1997 was 32.3%, compared to 59.0% in 1996 and 35.6% in 1995. The significant difference in the effective rate for 1996 was due to a $2,600,000 non-cash charge for the sale of a business which was not deductible for income tax purposes. Also contributing to the difference between the statutory rate and the effective rate in each year is amortization of cost in excess of net assets of acquired companies (goodwill), which is not deductible for income tax purposes.

Trends in operations
--------------------

The domestic automobile and light truck industry has been relatively stable since calendar year 1994, with total vehicle sales between 15.1 and 15.5 million units per year. Total vehicle sales are expected to remain at 15.1 million units in calendar year 1997 and decline slightly to 14.9 million units in calendar year 1998, according to estimates by industry analysts.

Trends in the domestic automobile and light truck industry are driven by automakers' needs, causing the actions of their suppliers to be reactive to automakers' demands, rather than proactive. The Big Three are increasing outsourcing as they focus on being assemblers of vehicles rather than manufacturers of vehicles. In addition, consolidation of the supplier base is causing increased customer selectivity by the automakers among a more limited supplier group to simplify purchasing and improve quality. In response to these trends, suppliers are finding it necessary to distinguish themselves from others by providing higher quality products and services at lower prices.

Management expects the Company to continue to benefit from these industry trends. Automobile and truck producers are increasingly outsourcing design and testing work previously done in-house. Shorter production cycles and the need to improve quality has created increased demand for design and testing services. As automotive companies reduce the number of suppliers they use, established suppliers such as the Company will have opportunities for additional work.

The Company's core subsidiaries are organized into three strategic business units: Tooling Systems, Testing Services and Precision Products. Each of these units seeks to create a competitive advantage through technological and manufacturing niches utilizing research, development, engineering and design capabilities to differentiate it from its competitors. In addition, each business unit stresses systems capabilities as compared to supplying only individual components, thereby saving its customers time and money. The Company's long-term strategy is to continue improving operating margins through productivity improvement programs and prudent capital investment and expand the Company's already strong position in these niche markets through global marketing efforts and acquisitions that fit this strategic direction.

The Company expects earnings to improve in fiscal 1998 if new testing and tooling programs are released as expected, CFR and axle production for Eaton Corporation (for its Chrysler requirements) ramp up to anticipated levels, and efficiencies continue to improve at the Upper Sandusky, Ohio, facility.

The preceding discussion includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations, which are subject to a number of risks and uncertainties that could materially affect demand for the Company's products and services, thereby affecting future results of operations, financial condition or cash flows. Demand for the Company's products and services is affected by consumer demand in the domestic automotive, light truck and heavy-duty truck industries and the resulting levels of production, as well as competition from other suppliers to these industries. Demand is also affected by the level of new model development at OEMs and the resulting need for prototyping, tooling and testing services. Demand is also sensitive to general economic conditions, such as growth, inflation, interest rates and unemployment levels, and can also be affected by labor disputes involving the

Company or its significant customers.

Inflation over the past three years has affected the Company's cost of raw materials while selling prices have remained relatively constant under pricing pressures from the Big Three. Most of these cost increases have been offset, however, through process improvements, gains in productivity and arrangements with some customers to share cost increases.

All production personnel of Precision Products located in Defiance, Ohio, are represented by the United Auto Workers (the "UAW"). The current contract between Precision Products and the UAW was signed in May 1994, and expires in November 1998. Production personnel at Vaungarde, which was sold August 19,1996, were also represented by the UAW.

The Company will begin reporting earnings per share differently as of the second quarter of fiscal 1998. The Financial Accounting Standards Board issued Statement of Accounting Standards No. 128 which must be adopted by the Company for all financial statements issued after December 15, 1997. This new standard requires a "basic" earnings per share figure to be presented, which does not include the dilutive effect of outstanding stock options. This will be in addition to the current methodology, which includes the dilutive effect of outstanding stock options. The difference between the new "basic" earnings per share and diluted earnings per share is expected to be between one and two percent, and therefore not material.

FINANCIAL CONDITION (LIQUIDITY AND CAPITAL RESOURCES)

The following table includes certain items and analyses derived from Defiance, Inc.'s Consolidated Statement of Cash Flows and Consolidated Balance Sheet for the fiscal years 1997, 1996 and 1995.

Operating activities and working capital                              (All dollar amounts in thousands)
----------------------------------------                                1997         1996         1995
                                                                 ----------------------------------------
Net earnings                                                           $4,335       $1,598        $6,594
Items not affecting cash                                                7,204        9,435         4,467
Changes in working capital components                                  (5,981)       1,044        (2,067)
                                                                 ----------------------------------------
              Cash provided by operating activities                     5,558       12,077         8,994
              Increase (decrease) over prior year                      (6,519)       3,083          (492)

Current assets                                                        $28,974      $27,716       $33,481
Current liabilities                                                    17,193       18,179        21,332
                                                                 ----------------------------------------
              Working capital                                          11,781        9,537        12,149
              Current ratio                                              1.69         1.52          1.57

Cash provided by operating activities was $5,558,000 in 1997, compared to operating cash flows of $12,077,000 in 1996 and $8,994,000 in 1995. Items not affecting cash in all years include depreciation and amortization of property, plant and equipment and amortization of goodwill. Items not affecting cash in 1997 and 1996 also include amortization of preoperating costs of $914,000 and $525,000, respectively, and a $2,600,000 charge for the sale of a business in 1996. Net cash used for working capital components in 1997 of $5,981,000 was primarily due to increased accounts receivable related to higher than normal sales levels at the end of the fiscal year combined with slightly higher inventories and lower accounts payable. Net cash provided by working capital components in 1996 of $1,044,000 was primarily due to lower inventories and accounts receivable related to the end of a major hard tooling contract, partially offset by lower trade payables, incentive bonus accruals and Federal income tax accruals. Net cash used for working capital in 1995 of $2,067,000 was primarily due to increased inventory levels related to a major hard tooling contract, increased receivables in response to higher sales levels and increased prepaid expenses from the recording of preoperating costs, partially offset by increases in trade payables and accruals related to increased production levels, incentive bonus accruals and amounts owed for fixed assets purchased in June 1995.

The most significant item affecting the Company's working capital is accounts receivable, which generally average between sixty and seventy days outstanding. This is not unusual for the industry in which the Company operates. Many of the Company's customers are also suppliers to the major automotive companies, and these suppliers are often not in a position to pay the Company until they have received payment from their customers. While the investment in accounts receivable is significant, the risk of non-collection is low owing to the Company's emphasis on credit policies and collections. Uncollectible accounts charged against the reserve for bad debts for the past three fiscal years totaled $154,000, representing less than one-tenth of one percent of sales.

Financing activities and banking facility                                  (All dollar amounts in thousands)
-----------------------------------------                                     1997            1996            1995
                                                                         ------------------------------------------
Total short and long term obligations (funded debt)                        $ 19,797         $ 23,185       $ 21,481
              Increase (decrease) from prior year                            (3,388)           1,704          9,202

Total capitalization (funded debt above plus equity)                       $ 58,188         $ 58,623       $ 57,777
              Debt to total capitalization ratio                               34.0%            39.5%          37.2%

Cash received from exercise of employee stock options
   (excluding tax benefit of $215 in 1997)                                 $  1,103         $     71       $     51

Purchase of common shares for treasury                                     $  2,262         $    891           --
Dividends paid                                                             $  1,029         $  1,045       $    523

Additional borrowing capacity under lines of credit at year end            $  4,335         $  6,000       $  4,000

Total funded debt decreased $3,388,000 in 1997 from scheduled payments of term debt and increased $1,704,000 in 1996 and $9,202,000 in 1995 from borrowings to support the purchase of equipment. The Company received $1,225,000 over the past three years from the sale of common stock pursuant to the exercise of employee stock options, paid a total of $2,597,000 in dividends and paid $3,153,000 to repurchase common shares in 1996 and 1997.

The Company's banking arrangement with its primary lender includes a $6,000,000 unsecured revolving line of credit to support working capital needs which expires October 1999. Borrowings under this facility are at rates below prime. Additional borrowing capacity under this facility was $4,335,000 at the end of 1997.

Investing activities                                                                (All dollar amounts in thousands)
--------------------                                                                     1997        1996          1995
                                                                                    -------------------------------------
Capital expenditures, including assets acquired under capitalized leases                $4,208      $9,994      $16,294
Depreciation and amortization of property, plant and equipment                           5,990       5,206        4,126

Capital spending in 1997, 1996 and 1995 included approximately $2,000,000, $6,000,000 and $9,000,000, respectively, for equipment in support of expanded production capacity for gasoline engine cam follower rollers and axles. Capital spending in 1995 also included approximately $3,000,000 for the purchase and installation of equipment supporting expanded capacity in full-vehicle road simulation testing. The remainder of capital spending in 1997, 1996 and 1995 was for upgrades to existing equipment, manufacturing process improvements, asset replacements and expenditures to support other new or increased business.

Trends in liquidity and capital resources
-----------------------------------------

Liquidity in fiscal 1998 is expected to continue to be adequate to meet operating needs through profitability and the resulting cash flows combined with borrowing capacity under the revolving line of credit. Liquidity is defined as the ability of an enterprise to mobilize cash to support operating needs.

Based on currently expected levels of business, the Company plans to spend between $5 million and $6 million in capital expenditures in fiscal 1998 relative to asset replacements, cost reduction, and productivity improvement programs. Additional capital expenditures relating to new or increased sales are currently estimated at $1 million.

At June 30, 1997, the Company has noncancelable outstanding commitments for capital expenditures of approximately $70,000. The Company expects to fund its planned fiscal 1998 capital expenditures through operating cash flow. In addition, the Company's status as an unsecured borrower from its primary lender and modest debt to total capitalization ratio reflect favorably on the Company's ability to generate additional sources of capital in the future, should they be required.

In January 1996, the Company adopted a stock repurchase plan. This program is flexible, and the board of directors and management implemented it without detracting from the Company's business strategies or investment opportunities. Stock repurchases have been funded from operating cash flow or loans from Comerica Bank under the existing revolving credit facility. Any such borrowings have been made in accordance with the Company's loan covenants with Comerica Bank and have not hindered the Company's ability to fund capital expenditures, acquisitions, or its business operations. A total of 504,400 common shares were repurchased in open market transactions for $3,153,000 during 1996 and 1997. The Company anticipates it will continue to repurchase shares in fiscal 1998.

In March 1995, the Company paid its first cash dividend to holders of its common stock since it became publicly owned in 1985. A quarterly cash dividend of four cents per share has been paid each quarter since that time. The Company anticipates future quarterly dividends, and does not expect its liquidity or capital resources to be materially affected by the payment of dividends.

Certain credit agreements of the Company contain various warranties and covenants. As of June 30, 1997, the Company is in compliance with all of these covenants, and expects to remain in compliance with these covenants in fiscal 1998.

The preceding discussion includes forward-looking statements. See "Trends in Operations."

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements of Defiance, Inc. and Subsidiaries           Page
----------------------------------------------------------------           ----

Report of Independent Auditors                                               15
Consolidated Balance Sheet at June 30, 1997 and 1996                         16
Consolidated Statement of Income for the years ended
    June 30, 1997, 1996 and 1995                                             18
Consolidated Statement of Stockholders' Equity for the years ended
    June 30, 1997, 1996 and 1995                                             19
Consolidated Statement of Cash Flows for the years ended June 30, 1997,
    1996 and 1995                                                            20
Notes to Consolidated Financial Statements                                   21

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Defiance, Inc.

We have audited the consolidated balance sheet of Defiance, Inc. and subsidiaries as of June 30, 1997 and 1996 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. Our audits also included the financial statement schedule for the years ended June 30, 1997, 1996 and 1995 listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Defiance, Inc. at June 30, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Cleveland, Ohio
August 4, 1997

                        DEFIANCE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                       (All dollar amounts in thousands)

                                                                                                 ASSETS

                                                                                                June 30,
                                                                                           1997          1996
                                                                                       ----------------------
CURRENT ASSETS:
     Cash                                                                                   $188       $1,240
     Accounts receivable, less allowance for doubtful accounts
         of $192 - 1997 and $191 - 1996                                                   21,492       16,615
     Inventories                                                                           3,761        3,312
     Deferred and refundable income taxes                                                    565        1,058
     Prepaid expenses and other current assets                                             2,968        2,383
     Net assets of business to be sold                                                                  3,108
                                                                                       -----------------------
              Total current assets                                                        28,974       27,716

PROPERTY, PLANT AND EQUIPMENT, at cost:
     Land                                                                                    394          394
     Buildings and leasehold improvements                                                 11,784       11,831
     Machinery and equipment                                                              54,194       49,102
     Office equipment                                                                      1,563        1,522
     Construction in process                                                               1,343        4,741
                                                                                       -----------------------
                                                                                          69,278       67,590

     Accumulated depreciation and amortization                                           (31,456)     (28,074)
                                                                                       -----------------------
                                                                                          37,822       39,516

OTHER ASSETS:

     Cost in excess of net assets of acquired companies, less accumulated
        amortization of $2,504 - 1997 and $2,253 - 1996                                    4,871        5,122
     Other                                                                                 2,152        2,414
                                                                                       -----------------------
                                                                                           7,023        7,536

                                                                                       -----------------------
              Total assets                                                               $73,819      $74,768
                                                                                       =======================


                         DEFIANCE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
               (All dollar amounts in thousands except par value)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                   June 30,
                                                                                              1997          1996
                                                                                        ---------------------------
CURRENT LIABILITIES:
     Current maturities of long term obligations                                               $4,829       $5,051
     Accounts payable                                                                           4,060        4,908
     Accrued payroll and employee benefits                                                      3,833        3,578
     Accrued expenses                                                                           4,471        4,642
                                                                                        ---------------------------
              Total current liabilities                                                        17,193       18,179

LONG TERM OBLIGATIONS                                                                          14,968       18,134

DEFERRED INCOME TAXES                                                                           3,267        3,017

CONTINGENCIES - Note L

STOCKHOLDERS' EQUITY:
     Preferred shares, par value $.05, 2,000,000 shares authorized, no shares outstanding
     Common shares, par value $.05, 15,000,000 shares authorized,
         shares issued 6,920,996 - 1997 and 6,573,450 - 1996                                      346          328
     Additional paid-in capital                                                                23,347       22,047
     Common shares in treasury, at cost, 504,400 shares - 1997
         and 157,700 shares - 1996                                                             (3,153)        (891)
     Minimum pension liability                                                                                (591)
     Retained earnings                                                                         17,851       14,545
                                                                                        ---------------------------
                                                                                               38,391       35,438

                                                                                        ---------------------------
              Total liabilities and stockholders' equity                                      $73,819      $74,768
                                                                                        ===========================

The accompanying notes are an integral part of the financial statements.

                         DEFIANCE, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
              (All amounts in thousands, except per share amounts)

                                                                          Year Ended June 30,
                                                                   1997         1996          1995
                                                               ----------------------------------------
Net sales:
     Products                                                       $65,099       $76,447      $69,544
     Services                                                        27,024        27,528       22,988
                                                               ----------------------------------------
                                                                     92,123       103,975       92,532
                                                               ----------------------------------------
Cost of goods sold:
     Products                                                        53,087        65,468       52,985
     Services                                                        19,632        19,051       15,630
                                                               ----------------------------------------
                                                                     72,719        84,519       68,615
                                                               ----------------------------------------
              Gross profit                                           19,404        19,456       23,917
Selling and administrative expenses                                  10,699        11,279       12,439
Other charges (Note C )                                                 632         2,600          250
                                                               ----------------------------------------
              Operating earnings                                      8,073         5,577       11,228
Interest expense - net                                                1,673         1,680          988
                                                               ----------------------------------------
              Earnings before income tax provision                    6,400         3,897       10,240
Income tax provision                                                  2,065         2,299        3,646
                                                               ----------------------------------------
              Net earnings                                           $4,335        $1,598       $6,594
                                                               ========================================

Net earnings per common share                                         $0.67         $0.24        $0.98
                                                               ========================================

The accompanying notes are an integral part of the financial statements.

                                                                      DEFIANCE, INC. AND SUBSIDIARIES

                                                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                           (All amounts in thousands, except per share amounts)

                                             Common Shares
                                         -----------------------   Additional                  Minimum
                                            Number                   Paid-in      Treasury     Pension      Retained
                                          of Shares      Amount      Capital       Shares     Liability     Earnings       Total
                                         ------------------------------------------------------------------------------------------
July 1, 1994                                  6,516         $326      $21,927                                  $7,921      $30,174
   Stock options exercised                       28            1           50                                                   51
   Net earnings                                                                                                 6,594        6,594
   Dividends ($0.08 per share)                                                                                   (523)        (523)
                                         ------------------------------------------------------------------------------------------
June 30, 1995                                 6,544          327       21,977                                  13,992       36,296
   Stock options exercised                       30            1           70                                                   71
   Shares purchased for treasury               (158)                                 ($891)                                   (891)
   Net earnings                                                                                                 1,598        1,598
   Dividends ($0.16 per share)                                                                                 (1,045)      (1,045)
   Adjustment for minimum pension
      liability, net of deferred taxes                                                            ($591)                      (591)
                                         ------------------------------------------------------------------------------------------
June 30, 1996                                 6,416          328       22,047         (891)        (591)       14,545       35,438
   Stock options exercised                      347           18        1,300                                                1,318
   Shares purchased for treasury               (346)                                (2,262)                                 (2,262)
   Net earnings                                                                                                 4,335        4,335
   Dividends ($0.16 per share)                                                                                 (1,029)      (1,029)
   Adjustment of minimum pension
      liability, net of deferred taxes                                                              591                        591
                                         ------------------------------------------------------------------------------------------
June 30, 1997                                 6,417         $346      $23,347      ($3,153)          $0       $17,851      $38,391
                                         ==========================================================================================

The accompanying notes are an integral part of the financial statements.

                         DEFIANCE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (All amounts in thousands)

                                                                                             Year Ended June 30,
                                                                                        1997         1996          1995
                                                                                   ----------------------------------------
OPERATING ACTIVITIES:
     Net earnings                                                                      $4,335        $1,598       $6,594
     Adjustments to reconcile net earnings to cash provided by
     operating activities:
          Depreciation and amortization of property, plant and equipment                5,990         5,206        4,126
          Amortization of other assets                                                  1,165           776          315
          Charge for sale of business                                                                 2,600
          (Gain) on sale of assets                                                        (87)          (17)          (5)
          Deferred income taxes                                                           136           870           31
     Changes in assets and liabilities:
          Accounts receivable                                                          (4,877)        1,439       (3,963)
          Inventories                                                                    (449)        3,491       (4,233)
          Accounts payable and accrued expenses                                          (595)       (2,331)       6,916
          Income taxes                                                                    114          (246)         154
          Net assets of business sold                                                    (645)       (1,061)
          Prepaid expenses and other                                                      471          (248)        (941)
                                                                                   --------------------------------------
              Cash provided by operating activities                                     5,558        12,077        8,994
                                                                                   --------------------------------------

FINANCING ACTIVITIES:
     Payments of long term obligations                                                 (5,053)       (4,296)      (3,037)
     Additions to long term obligations                                                 1,665         6,000       12,000
     Issuance of common shares from exercise of employee stock options                  1,318            71           51
     Purchase of common shares for treasury                                            (2,262)         (891)
     Dividends paid                                                                    (1,029)       (1,045)        (523)
                                                                                   --------------------------------------
              Cash provided by (used for) financing activities                         (5,361)         (161)       8,491
                                                                                   --------------------------------------

INVESTING ACTIVITIES:
     Capital expenditures                                                              (4,208)       (9,994)     (16,055)
     Cash and assigned liquid assets received from sale of business                     2,803
     Preoperating costs                                                                              (1,774)        (960)
     Other - net                                                                          156           (74)        (245)
                                                                                   --------------------------------------
              Cash used for investing activities                                       (1,249)      (11,842)     (17,260)
                                                                                   --------------------------------------

CASH:
     Increase (decrease)                                                               (1,052)           74          225
     Beginning of year                                                                  1,240         1,166          941
                                                                                   ======================================
              End of year                                                                $188        $1,240       $1,166
                                                                                   ======================================

The accompanying notes are an integral part of the financial statements.

                         DEFIANCE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           YEARS ENDED JUNE 30, 1997 ("1997"), JUNE 30, 1996 ("1996"),
                           AND JUNE 30, 1995 ("1995")
         (All amounts in thousands, except share and per share amounts)

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

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock Options
-------------

The Company applies the intrinsic value based method to account for employee stock options. Under this method, no compensation expense is recognized on the grant date since on that date the option price equals the market price of the underlying shares. Net income and earnings per share for 1997 and 1996 would not have been materially different from reported amounts if compensation expense had been determined based on the fair value method in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

Inventories
-----------

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

Capitalized Interest
--------------------

Interest costs of $293 were capitalized in property, plant and equipment in 1996. No interest costs were capitalized in 1997 or 1995.

Intangible Assets
-----------------

Cost in excess of net assets of acquired companies (or goodwill) is amortized using the straight line method over 30 years. The carrying value of goodwill will be reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entities acquired over the remaining amortization period, the Company's carrying value of the goodwill will be adjusted accordingly. This is in accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in the first quarter of 1997. The adoption of this statement had no material affect on the Company's financial condition or results of operations.

Preoperating Costs
------------------

Certain preoperating costs of a new manufacturing facility were deferred prior to the plant beginning production in December 1995. These costs are being amortized over a thirty-six month period due to the long-term (over thirty-six months) nature of the customer contracts to be performed at this facility. The unamortized portion totaled $1,295 and $2,209 at June 30, 1997 and 1996, respectively.

Revenue Recognition
-------------------

Sales of products are recognized when goods are shipped. Revenues from fixed price contracts are recognized on the percentage of completion method. Revenues from cost plus fixed fee and time and material contracts are recognized on the basis of direct labor hours at a predetermined rate or markup. Accounts receivable include $4,061 and $3,367 of unbilled costs related to contracts at June 30, 1997 and 1996, respectively. Changes in estimated job profitability are recognized in the period in which the revisions are determined. Provisions are made for the full amount of anticipated future losses on contracts when they are identified.

Net Earnings Per Common Share
-----------------------------

Net earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the year, adjusted for the dilutive effect of outstanding stock options. In February 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 128, "Earnings Per Share," which must be adopted by the Company for all financial statements issued after December 15, 1997. At that time, the Company will be required to change the method used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the presentation of earnings per share is not expected to be material.

Reclassifications
-----------------

The Company has reclassified certain prior year financial information to conform with the current year's presentation.

B - CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                              1997       1996        1995
                                                                                       ------------------------------------
              Cash payments:
                       Interest                                                             $2,040      $1,873     $1,258
                       Federal income taxes                                                  1,600       1,675      3,461

              Noncash transactions excluded from the consolidated statement of cash flows:

                       Assets acquired under capital lease                                                           $239

C - OTHER CHARGES

A description of other charges included in the Consolidated Statements of Income is as follows:

                                                                                              1997       1996        1995
                                                                                       ------------------------------------
              Charge to terminate pension plan and settle obligations                         $632
              Charge for sale of business                                                               $2,600
              Charge to curtail pension plan benefits                                                                $250

The Company terminated a previously curtailed defined-benefit pension plan at one of its subsidiaries in 1997. In accordance with Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination of Benefits," a one-time charge was made in 1997 of $632 when the plan was terminated and all obligations were settled. In 1995, a one-time charge of $250 was made when benefits were curtailed. See Note G to the Consolidated Financial Statements for further information.

On August 19, 1996 the Company sold all the common shares of its Vaungarde, Incorporated ("Vaungarde") subsidiary as part of its long-term strategic plan to increase the focus on its core operating capabilities. The Company received $2,513 in cash, $290 of certain assigned liquid assets and $950 of notes receivable, totaling $3,753 and equal to the net assets of Vaungarde on the Company's books on that date.

The net assets of Vaungarde as of June 30, 1996 are presented in the consolidated balance sheet as a current asset. The Company's carrying value of this business as of June 30, 1996 exceeded the proceeds expected from the sale, therefore the Company recorded a non-cash charge of $2,600 in the fourth quarter of 1996 to reflect the anticipated loss on the sale of the business as follows:

              Write-down of assets due to anticipated net proceeds being less than carrying value:
                         Excess of cost over net assets of acquired company (write-off of goodwill)                  $1,332
                         Other assets, principally property, plant and equipment                                        949
              Expenses of sale accruable at June 30, 1996                                                               319
                                                                                                               -------------
                                                                                                                     $2,600
                                                                                                               =============

The effect on 1996 earnings per share of the above charge is as follows:

              Before charge for business to be sold                                                                   $0.63
              Effect of charge for business to be sold                                                               ($0.39)
                                                                                                               -------------
                            Earnings per share as reported                                                            $0.24
                                                                                                               =============

This transaction does not meet the criteria for discontinued operations treatment for accounting purposes. Therefore, the sales and results of operations of this business are included in continuing operations in 1996 and in continuing operations through the date of sale in the fiscal year ended June 30, 1997.

Sales and operating losses of this business for 1997, 1996 and 1995 were as follows:

                                                                                           1997         1996          1995
                                                                                       --------------------------------------
              Sales                                                                        $1,203        $9,887      $11,257
              Operating loss                                                                  $74          $834         $240

D - INVENTORIES

                                                                                                             June 30,
                                                                                                        1997          1996
                                                                                                  ---------------------------
              Raw materials                                                                              $1,264         $784
              Work in process                                                                             1,300        1,417
              Finished goods                                                                                491          315
              Stores and supplies                                                                           706          796
                                                                                                  ---------------------------
                            Total inventories                                                            $3,761       $3,312
                                                                                                  ===========================

E - LONG TERM OBLIGATIONS

                                                                                                             June 30,
                                                                                                      1997          1996
                                                                                                  ---------------------------
              Revolving credit borrowings due 1999                                                       $1,665
              Variable rate term loan to bank due 2004                                                    5,286       $6,000
              Variable rate term loan to bank due 2003                                                    8,714      $10,429
              7% term loan to bank due 1999                                                               1,780        3,172
              9.5% Industrial Development Revenue Refunding Bond Series 1991 due 1999                       453          897
              7.35% Urban Development Action Grant due 2002                                                 669          720
              7.5% Ohio Development term loan due 1998                                                       22          225
                                                                                                  ---------------------------
                            Total long term debt                                                         18,589       21,443
              Capitalized lease obligations (Note I)                                                      1,208        1,742
                                                                                                  ---------------------------
                            Total long term obligations                                                  19,797       23,185
              Less current maturities of long term obligations                                           (4,829)      (5,051)
                                                                                                  ---------------------------
                            Total long term obligations less current maturities                         $14,968      $18,134
                                                                                                  ===========================

At June 30, 1997, the Company had $4,335 in additional borrowing capacity under a revolving credit agreement expiring October 1998. Subsequent to year end, this agreement was renewed through October 1999. Borrowings under this facility carry interest at the prime interest rate less 100 basis points. The Company is required to pay a fee of 1/8% on the unused portion of the facility. No revolving credit borrowings were outstanding on June 30, 1996. The prime interest rate at June 30, 1997 was 8.50%.

The variable rate term loans to bank due 2004 and 2003 carry interest at the Euro dollar rate plus 115 basis points. The effective interest rate for the variable rate term loans as of June 30, 1997 and 1996 was 6.84% and 6.59%, respectively.

All borrowings from the Company's primary lender, Comerica Bank, including revolving credit borrowings, variable rate term loans, 7% term loan and 9.5% Industrial Revenue Bonds are unsecured. The Company is restricted from pledging any of its assets without the prior consent of the bank.

The Urban Development Action Grant and Ohio Development term loan remain secured by certain assets of one of the Company's subsidiaries with a net book value of $6,556 at June 30, 1997. Capitalized lease obligations are secured by the specific assets to which the leases apply.

The Company's financing arrangements also contain various warranties and covenants. As of June 30, 1997 and 1996 the Company was in compliance with these warranties and covenants.

Scheduled maturities of long term debt are as follows: 1998 -- $4,829, 1999 -- $5,022, 2000 -- $3,002, 2001 -- $2,804, 2002 -- $2,645, and $1,496 thereafter.

F - STOCKHOLDERS' EQUITY

The 1985 Stock Option Plan, adopted by the shareholders in August 1985, and the 1989 Stock Option Plan, adopted by the shareholders in February 1989 and amended in November 1992, provide for the grant of options to employees of the Company to purchase up to 300,000 and 800,000 shares of common stock, respectively. Grants of options are made at no lower than the market price on date of grant, are exercisable after between one and three years, and expire after either five or ten years. Option activity during 1997 and 1996 was as follows:



                                                                                       Number of shares               Average
                                                                          ----------------------------------------    Option
                                                                            1985 Plan       1989 Plan       Total      Price
                                                                          ----------------------------------------------------
              Options outstanding at June 30, 1995                              45,200      505,314       550,514        $4.49
                            Options issued in 1996                               4,000      104,548       108,548        $6.50
                            Options exercised in 1996                           (7,500)     (22,000)      (29,500)       $2.42
                            Options canceled in 1996                            (2,000)      (4,500)       (6,500)       $6.46
                                                                          ----------------------------------------------------
              Options outstanding at June 30, 1996                              39,700      583,362       623,062        $4.92
                            Options issued in 1997                                           24,000        24,000        $6.23
                            Options exercised in 1997                          (10,000)    (309,000)     (319,000)       $3.45
                            Options canceled in 1997                            (3,000)                    (3,000)       $6.38
                                                                          ----------------------------------------------------
              Options outstanding at June 30, 1997                              26,700      298,362       325,062        $6.44
                                                                          ====================================================
              Available for future years                                                     95,138        95,138
                                                                          ========================================

When an employee exercises a nonqualified stock option, the difference between the market price and option price of the stock on the date of exercise is considered taxable income to the employee and deductible compensation expense to the Company. A total of 211,113 nonqualified stock options were exercised in 1997, creating a tax benefit of $215 which was recognized as additional paid-in capital as required under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

The 1994 Nonemployee Directors Stock Option Plan, adopted by the shareholders in November 1994, provides for the automatic annual grant each July 1st of 2,000 options to each nonemployee director of the Company to purchase shares of common stock. Grants of options are made at the market price on date of grant, are exercisable after one year, and expire after ten years. In 1997 each nonemployee director voluntarily surrendered, for no consideration, his automatic grant of options to purchase 2,000 common shares. Option activity during 1997 and 1996 was as follows:

                                                                                                            Number       Average
                                                                                                              of          Option
                                                                                                            Shares        Price
                                                                                                      ---------------------------
              Options outstanding at June 30, 1995                                                           12,000         $7.13
                            Options issued in 1996                                                           12,000         $6.88
                                                                                                      ---------------------------
              Options outstanding at June 30, 1996                                                           24,000         $7.00
                                                                                                      ---------------------------
                            Options issued in 1997                                                           12,000         $6.25
                            Options canceled in 1997                                                        (12,000)        $6.25
                                                                                                      ===========================
              Options outstanding at June 30, 1997                                                           24,000         $7.00
                                                                                                      ===========================
              Available for future years                                                                    176,000
                                                                                                      ==============

G - BENEFIT PLANS

Future benefits under a defined-benefit pension plan covering approximately fifty salaried employees at a subsidiary were curtailed in October 1994. The Company received approval from the PBGC and IRS in September 1996 to terminate this plan and distribute all the plan's assets. In January 1997 the Company terminated the plan and settled all its obligations. Amounts presented below for 1997 reflect the one remaining pension plan, while amounts for 1996 and 1995 reflect both plans. See Note C to the Consolidated Financial Statements for further information.

The Company's Defiance Precision Products, Inc. subsidiary has a defined benefit pension plan covering substantially all its collective bargaining employees. Pension benefits for these employees are based on years of credited service. It is the Company's policy to fund this plan to meet the projected benefit obligation and the requirements of ERISA.

The components of pension expense were as follows:

                                                                                                  1997         1996          1995
                                                                                          ----------------------------------------
              Service cost, benefits earned during the year                                       $125          $126         $139
              Interest cost on projected benefit obligation                                        329           511          516
              Loss (gain) on plan assets                                                        (1,066)         (168)        (497)
              Net amortization and deferral                                                        741          (364)          50
                                                                                          ----------------------------------------
                            Net pension expense                                                   $129          $105         $208
                                                                                          ========================================

The expected long term rate of return on plan assets was 9.0% for 1997, 1996 and 1995. Each new prior service cost is amortized over the average remaining service period of employees using the straight line method.

Assets of the plan at June 30, 1997 consisted primarily of cash equivalents, corporate stocks and corporate bonds, including common stock of the Company with a market value of approximately $525.

The following reconciles the funded status of the plan to amounts included in the Company's balance sheet:

                                                                                                                  June 30,
                                                                                                             1997          1996
                                                                                                       ---------------------------
              Actuarial present value of benefit obligations -- accumulated and projected
                 benefit obligation, $4,608 vested in 1997 and $6,868 vested in 1996                          $4,803       $7,150
              Market value of plan assets                                                                      5,270        6,949
                                                                                                       ---------------------------
                            Excess (shortfall) of plan assets compared with
                               projected benefit obligation                                                      467         (201)
              Unrecognized net obligation                                                                        439          486
              Prior service cost not recognized in net periodic pension cost                                      16         (139)
              Minimum funding liability                                                                                      (914)
              Unrecognized net loss (gain)                                                                       (53)       1,086
                                                                                                       ---------------------------
                            Prepaid pension cost                                                                $402         $519
                                                                                                       ===========================

In determining the projected benefit obligation, the weighted average assumed discount rate was 7.25% for 1997, 7.5% for 1996 and 8.0% for 1995.

On July 1, 1993 the Company adopted a voluntary deferred compensation plan under
Section 401(k) of the Internal Revenue Code (the "401(k) Plan") for all employees who are not subject to a collective bargaining agreement and satisfy the age and service requirements under the 401(k) Plan. Each participant may elect to contribute up to the maximum permitted under federal law, and the Company is obligated under the plan to contribute annually an amount equal to 50% of the participant's contribution up to 2% of that participant's annual compensation. Additionally, the Company can make discretionary contributions based on the profitability of the Company. The Company recorded compensation expense for discretionary contributions of $427, $490 and $464 in 1997, 1996, and 1995, respectively. Employees contributed $1,411, $1,175, and $1,121 in 1997, 1996 and 1995, respectively, to the 401(k) Plan. In accordance with the provisions of the 401(k) Plan, the Company matched employee contributions in the amount of $362, $324, and $320 during 1997, 1996 and 1995, respectively.

H - INCOME TAXES

The Company accounts for income taxes using the liability method under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
109). Under SFAS 109, deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The income tax provision in the Consolidated Statement of Income is comprised of the following:

                                                                                           1997         1996          1995
                                                                                     ----------------------------------------
              Current expense - Federal                                                    $1,929        $1,429       $3,615
              Deferred expense  - Federal                                                     136           870           31
                                                                                     ----------------------------------------
                            Income tax provision                                           $2,065        $2,299       $3,646
                                                                                     ========================================

Significant components of deferred tax assets and liabilities as of June 30, 1997 and 1996 are as follows:

              Deferred tax assets:                                                                    1997          1996
                                                                                                  ---------------------------
                 Accruals and reserves:
                    Accounts receivable                                                                     $65          $66
                    Employee benefits                                                                       438          777
                    Inventories                                                                              25           34
                 Other                                                                                       37          100
                                                                                                  ---------------------------
                            Total deferred tax assets                                                       565          977
              Deferred tax liabilities:
                 Depreciation                                                                             2,782        2,238
                 Preoperating costs                                                                         440          751
                 Employee benefits                                                                          109          313
                 Other                                                                                       46           28
                                                                                                  ---------------------------
                            Total deferred tax liabilities                                                3,377        3,330
                                                                                                  ---------------------------
                            Net deferred tax liability                                                   $2,812       $2,353
                                                                                                  ===========================

A reconciliation of income taxes at the United States statutory rate to the effective income tax rate is as follows:

                                                                                             1997         1996          1995
                                                                                     ------------------------------------------
              Federal statutory tax rate                                                       34.0%         34.0%        34.0%
              Amortization of cost in excess of net assets of acquired companies                1.3%          1.2%         1.3%
              Goodwill and other charges for sale of business                                  -0.3%         23.7%
              Other                                                                            -2.7%          0.1%         0.3%
                                                                                     ==========================================
                            Effective tax rate                                                 32.3%         59.0%        35.6%
                                                                                     ==========================================

I - LEASES

The Company leases machinery and equipment used in its manufacturing operations under capital leases with terms extending to the year 2000. The Company also leases buildings and equipment under operating leases with terms ranging from one to nine years. Certain operating leases have renewal options for additional years and purchase options, both at fair market value.

At June 30, 1997, future minimum lease payments under noncancelable lease obligations are as follows:

                                                                                                       Capital     Operating
              Fiscal Year                                                                              Leases        Leases
                                                                                                  ---------------------------
              1998                                                                                         $460       $2,827
              1999                                                                                          406        2,264
              2000                                                                                          407        1,353
              2001                                                                                          169          687
              2002                                                                                                       200
                                                                                                  ---------------------------
                            Total minimum lease payments                                                  1,442       $7,331
                                                                                                                =============
              Amount representing interest                                                                  234
                                                                                                  --------------
                            Present value of net minimum lease payments                                   1,208
              Less current maturities                                                                       346
                                                                                                  --------------
                            Long term obligations under capital leases                                     $862
                                                                                                  ==============

Property, plant and equipment includes the following property under capital leases:

                                                                                                                 June 30,
                                                                                                           1997           1996
                                                                                                     ---------------------------
              Machinery and equipment                                                                       $3,651       $3,871
              Accumulated amortization                                                                      (2,061)      (2,150)
                                                                                                     ---------------------------
                            Net book value of assets under capital leases                                   $1,590       $1,721
                                                                                                     ===========================

Rent expense under operating leases was $3,189, $3,647 and $3,514 in 1997, 1996 and 1995, respectively.

J - SIGNIFICANT CUSTOMERS

Customers with sales representing over 10% of consolidated sales are as follows:

                                                                                                 1997         1996          1995
                                                                                        ----------------------------------------
              General Motors Corporation                                                          22%           30%          22%
              Ford Motor Company                                                                  14%           14%          17%
              Chrysler Corporation                                                                11%           11%           5%
              Eaton Corporation                                                                   11%           10%          12%

Since substantially all the Company's sales are to domestic original equipment manufacturers (OEMs) and their suppliers, the Company's trade accounts receivable are largely with firms in the United States transportation industry.

K - COMMITMENTS

The Company has made commitments to purchase approximately $70 of equipment as of June 30, 1997 and has sufficient funds available to meet these commitments

L - CONTINGENCIES

The Company is involved in various litigation arising in the normal course of business. It is not possible to determine the ultimate liability, if any, in these matters. In the opinion of management, such litigation will not have a material adverse effect on the financial statements of the Company.

M - RELATED PARTY TRANSACTIONS

Four employees of a subsidiary of the Company each own a one-sixth interest in a partnership which leases a facility to a subsidiary of the Company. The lease, renewing a lease originally entered into prior to the Company's ownership of the subsidiary, was dated March 1990 and expires August 1998 with monthly lease payments of $23.

Two former members of the Board of Directors each owned a one-third interest in a partnership which leased a facility to a subsidiary of the Company until September 1995. The lease was dated March 1990 for a term of five years with monthly lease payments of $10. At the end of the lease term in March 1995, the subsidiary continued to lease the facility from the partnership on a month to month basis at the same monthly rate. The subsidiary purchased this facility from the partnership for $500 in September 1995. Prior to the execution of the purchase agreement for this facility, the Board of Directors appointed an ad hoc committee of two outside directors to evaluate the fairness of a potential transaction between the Company and the partnership. The committee concluded a purchase price of $500 for the facility was reasonable based upon their analysis of the facts and circumstances. This subsidiary was sold August 1996.

SUPPLEMENTARY DATA

See Unaudited Quarterly Information included in Item 6.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information required under this Item is included in a separate item captioned "Executive Officers of the Registrant" contained in Item 1 of Part I of this report. There is hereby incorporated by reference the information contained in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders under the caption "Election of Directors."

ITEM 11.    EXECUTIVE COMPENSATION

There is hereby incorporated by reference the information contained in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders under the captions "Executive Compensation", "Election of Directors -- Compensation of directors" and "Election of Directors -- Compensation committee interlocks and insider participation."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There is hereby incorporated by reference the information contained in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders under the caption "Common Stock Ownership."

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is hereby incorporated by reference the information contained in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders under the caption "Election of Directors -- Certain relationships and transactions."

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a) 1.  Financial Statements
              ------------------------

              The following financial statements are filed as part of this report under Item 8:

              Consolidated Balance Sheet at June 30, 1997 and 1996
              Consolidated Statement of Income for the years ended June 30, 1997, 1996, and 1995 Consolidated Statement of Stockholders' Equity for the years ended June 30, 1997, 1996, and 1995 Consolidated Statement of Cash Flows for the years ended June 30, 1997, 1996, and 1995 Notes to Consolidated Financial Statements

              2.  Financial Statement Schedules
              ---------------------------------

              The following financial statement schedules are filed as part of this report at the pages indicated:

                                                                         Page
                                                                         ----

              Schedule II - Valuation and Qualifying Accounts             31

              All financial statement schedules other than those listed above have been omitted because they are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

              3.  Exhibits
              ------------

              The Exhibits listed on the accompanying Index to Exhibits immediately following the financial statement schedules on page 32 are filed as a part of, or incorporated by reference into this report.

          (b) Reports on Form 8-K
              --------------------

              During the quarter ended June 30, 1997, no reports on Form 8-K were filed with the Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DEFIANCE, INC.

                               By: /s/ Jerry A. Cooper
                                  ---------------------
                                    Jerry A. Cooper, President

                             Date: August 25, 1997

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

Signature                           Title                                                        Date
---------                           -----                                                        ----

/s/ Thomas H. Roulston II           Chairman of the Board and Director                           August 25, 1997
-------------------------
Thomas H. Roulston II

/s/ Jerry Cooper                    President, Chief Executive Officer and Director              August 25, 1997
----------------                    (Principal Executive Officer)
Jerry A. Cooper

/s/ Michael J. Meier                Vice President-Finance and Chief Financial Officer           August 25, 1997
--------------------                (Principal Financial Officer)
Michael J. Meier

/s/ James L. Treece                 Chief Accounting Officer                                     August 25, 1997
-------------------                 (Principal Accounting Officer)
James L. Treece

/s/ James E. Heighway               Director                                                     August 25, 1997
---------------------
James E. Heighway

/s/ George H. Lewis III             Director                                                     August 25, 1997
-----------------------
George H. Lewis III

/s/ Richard W. Lock                 Director                                                     August 25, 1997
-------------------
Richard W. Lock

/s/ John D. Ong                     Director                                                     August 25, 1997
---------------
John D. Ong

/s/ Hector R. Ortino                Director                                                     August 25, 1997
--------------------
Hector R. Ortino

/s/ Scott D. Roulston               Director                                                     August 25, 1997
---------------------
Scott D. Roulston



                         DEFIANCE, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                        (All dollar amounts in thousands)

Column A                                            Column B     Column C     Column D      Column E
--------                                           -----------------------------------------------------

                                                   Balance at   Additions      Retire-     Balance at
                                                   beginning    charged to      ments        end of
Description                                        of period     expense         (1)         period
-----------                                        -----------------------------------------------------
YEAR ENDED JUNE 30, 1997
   Allowance for doubtful accounts                        $191           $1                       $192

YEAR ENDED JUNE 30, 1996
   Allowance for doubtful accounts                        $316         ($18)         $107         $191

YEAR ENDED JUNE 30, 1995
   Allowance for doubtful accounts                        $357           $6           $47         $316

           (1)Uncollectible accounts charged against the reserve, net of recoveries

                         DEFIANCE, INC. AND SUBSIDIARIES

                           Annual Report on Form 10-K
                         Fiscal Year Ended June 30, 1997

                        Index to Exhibits - Item 14(a)(3)

Exhibit no.                       Description
-----------                       -----------

3(f) Certificate of Incorporation of the Company, as amended December 15, 1994 (Filed as Exhibit 3-f to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996)

3(g) By-Laws of the Company, as amended July 26, 1989 (Filed as Exhibit 3-g to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996)

10(v) Defiance, Inc. 1989 Stock Option Plan, as amended January 20, 1993 (Filed as Exhibit A to the Company's Proxy Statement for the February 1, 1990 Annual Meeting of Shareholders, with amendment filed as Exhibit A to the Company's Proxy Statement for the November 18, 1992 Annual Meeting of Shareholders)

10(ac) Defiance, Inc. Executive Incentive Plan, effective July 1, 1992 (Filed as Exhibit 10-ac to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993)

10(ad) Letter of employment for Jerry A. Cooper, President and CEO, dated February 28, 1992 (Filed as Exhibit 10-ad to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993)

10(af) Defiance, Inc. Retirement Savings Plan, effective July 1, 1993 (Filed as Exhibit 10-af to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994)

10(ag) Amendment #1 to Defiance, Inc. Executive Incentive Plan, effective May 19, 1994 (Filed as Exhibit 10-ag to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994)

10(ah) Second Amended and Restated Loan Agreement by and between Defiance, Inc. and Comerica Bank dated July 29, 1994 (Filed as Exhibit 10-ah to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994)

10(ai) Revolving Credit Note, Term Note, and Equipment Note by and between Defiance, Inc. and Comerica Bank dated July 29, 1994 (Filed as
           Exhibit 10-ai to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994)

10(aj) Defiance, Inc. Directors' Deferral Plan, effective September 21, 1994 (Filed as Exhibit 10-aj to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995)

10(ak) Defiance, Inc. Change of Control Policy, effective September 22, 1994 (Filed as Exhibit 10-ak to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995)

10(al) Defiance, Inc. 1994 Nonemployee Director Stock Option Plan, effective November 16, 1994 (Filed as Exhibit A to the Company's Proxy Statement for the November 16, 1994 Annual Meeting of Shareholders)

10(am) Defiance, Inc. Supplemental Savings and Deferred Compensation Plan, effective July 1, 1994 (Filed as Exhibit 10-am to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995)

10(an) Defiance, Inc. Supplemental Executive Retirement Plan, effective July 1, 1995 (Filed as Exhibit 10-an to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995)

10(ao) Defiance, Inc. Limited Supplemental Executive Retirement Plan, effective July 1, 1995 (Filed as Exhibit 10-ao to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995)

10(ap) First Amendment to Amended and Restated Loan Agreement by and between Defiance, Inc. and Comerica Bank dated May 31, 1995 (Filed as Exhibit 10-ap to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995)

10(aq) Equipment Note by and between Defiance, Inc. and Comerica Bank dated May 31, 1995 (Filed as Exhibit 10-aq to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995)

10(ar) Term Note-B by and between Defiance, Inc. and Comerica Bank dated July 12, 1995 (Filed as Exhibit 10-ar to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995)

10(as) Second Amendment to Amended and Restated Loan Agreement by and between Defiance, Inc. and Comerica Bank dated August 2, 1995 (Filed as Exhibit 10-as to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995)

10(at) Revolving Credit Note and Equipment Note by and between Defiance, Inc. and Comerica Bank dated August 2, 1995 (Filed as Exhibit 10-at to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995)

10(au) Revolving Credit Note by and between Defiance, Inc. and Comerica Bank dated October 25, 1995 (Filed as Exhibit 10-au to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996)

10(av) Third Amendment to Amended and Restated Loan Agreement by and between Defiance, Inc. and Comerica Bank dated October 25, 1995 (Filed as
           Exhibit 10-av to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996)

10(aw) Fourth Amendment to Amended and Restated Loan Agreement by and between Defiance, Inc. and Comerica Bank dated December 31, 1995 (Filed as Exhibit 10-aw to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996)

10(ax) Fifth Amendment to Amended and Restated Loan Agreement by and between Defiance, Inc. and Comerica Bank dated June 30, 1996 (Filed as
           Exhibit 10-ax to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996)

10(ay) Letter to modify February 28, 1992 letter of employment for Jerry A. Cooper, President and CEO, dated July 2, 1996 (Filed as Exhibit 10-ay to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996)

10(az) Term Note-C by and between Defiance, Inc. and Comerica Bank dated August 1, 1996 (Filed as Exhibit 10-az to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996)

10(ba) Definitive agreement between Defiance, Inc. and Quoin, Inc. for purchase of all outstanding common shares of Vaungarde, Incorporated by Quoin, Inc. dated August 6, 1996 (Filed as Exhibit 10-ba to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996)

10(bb) August 15, 1996 letter from Comerica Bank consenting to sale of all outstanding common shares of Vaungarde, Incorporated to Quoin, Inc. (Filed as Exhibit 10-bb to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996)

10(bc) Sixth Amendment to Amended and Restated Loan Agreement by and between Defiance, Inc. and Comerica Bank dated August 19, 1996 (Filed as
           Exhibit 10-bc to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996)

10(bd) Revolving Credit Note by and between Defiance, Inc. and Comerica Bank dated August 19, 1996 (Filed as Exhibit 10-bd to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996)

10(be)     Defiance, Inc. Stock Repurchase Plan dated January 24, 1996 (Filed as
           Exhibit 28.1 to the Company's Current Report on Form 8-K dated January 24, 1996)

10(bf) Seventh Amendment to Amended and Restated Loan Agreement by and between Defiance, Inc. and Comerica Bank dated June 30, 1996 (*)

10(bg) Amendment #1 to Defiance, Inc. Supplemental Savings and Deferred Compensation Plan, effective July 1, 1996 (*)

10(bh) Amendment #1 to Defiance, Inc. Supplemental Executive Retirement Plan, effective July 24, 1997 (*)

10(bi) Amendment #1 to Defiance, Inc. Limited Supplemental Executive Retirement Plan, effective July 24, 1997 (*)

10(bj) Eighth Amendment to Amended and Restated Loan Agreement by and between Defiance, Inc. and Comerica Bank dated August 18, 1997 (*)

10(bk) Revolving Credit Note by and between Defiance, Inc. and Comerica Bank dated August 18, 1997 (*)

11         Statement re computation of per share earnings (*)

21         Subsidiaries of the Registrant (*)

23         Consent of Independent Auditors (*)

27         Financial Data Schedule (*)

           --------------------------------------------------------------------

        (*) Filed herewith

All exhibits not marked with an asterisk are incorporated by reference to the previously filed documents indicated above.

                  EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

Included in the preceding list of exhibits are the following management contracts or compensatory plans or arrangement:

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

10(am) Defiance, Inc. Supplemental Savings and Deferred Compensation Plan, effective July 1, 1994

10(an) Defiance, Inc. Supplemental Executive Retirement Plan, effective July 1, 1995

10(ao) Defiance, Inc. Limited Supplemental Executive Retirement Plan, effective July 1, 1995

10(ay) Letter to modify February 28, 1992 letter of employment for Jerry A. Cooper dated July 2, 1996

10(bg) Amendment #1 to Defiance, Inc. Supplemental Savings and Deferred Compensation Plan, effective July 1, 1996

10(bh) Amendment #1 to Defiance, Inc. Supplemental Executive Retirement Plan, effective July 24, 1997

10(bi) Amendment #1 to Defiance, Inc. Limited Supplemental Executive Retirement Plan, effective July 24, 1997