Form 10-Q
period 1997-09-30
DEFIANCE INC
filed 1997-10-29
CIK 775995

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended    SEPTEMBER 30, 1997
                                                   ------------------

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  Commission File Number            0-14044
                                                    -------

                                 DEFIANCE, INC.
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Delaware                                34-1526359
           --------------------------------          ---------------------------
           (State or other jurisdiction of                  (IRS Employer
           incorporation or organization)                Identification No.)

    1111 Chester Ave., Suite 750, Cleveland, Ohio            44114-3516
 ------------------------------------------------------  ----------------------
     (Address of principal executive offices)                 (Zip Code)

 (Registrant's telephone number, including area code)      (216) 861-6300
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

                 Yes     X             No
                     ----------           ---------



         The number of Common Shares outstanding at October 24, 1997 was 6,059,896.

PART I -- FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                         DEFIANCE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                           (All amounts in thousands)

                                     ASSETS
                                     ------
                                                        9/30/97     6/30/97
                                                        --------    --------
CURRENT ASSETS:
    Cash                                                $    804    $    188
    Accounts receivable                                   17,019      21,492
    Inventories                                            4,294       3,761
    Deferred and refundable income taxes                     600         565
    Prepaid expenses and other current assets              2,967       2,968
                                                        --------    --------
           Total current assets                           25,684      28,974

PROPERTY, PLANT AND EQUIPMENT -- net                      36,762      37,822
COST IN EXCESS OF NET ASSETS OF ACQUIRED COMPANIES         4,808       4,871
OTHER ASSETS                                               1,445       2,152
                                                        ========    ========
           Total assets                                 $ 68,699    $ 73,819
                                                        ========    ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
    Current maturities of long-term obligations         $  4,673    $  4,829
    Accounts payable                                       3,473       4,060
    Accrued payroll and employee benefits                  3,269       3,833
    Accrued expenses                                       3,363       4,471
                                                        --------    --------
           Total current liabilities                      14,778      17,193

LONG-TERM OBLIGATIONS                                     12,219      14,968
DEFERRED INCOME TAXES                                      3,315       3,267
CONTINGENCIES -- Note F

STOCKHOLDERS' EQUITY:
    Common shares                                            346         346
    Additional paid-in capital                            23,410      23,347
    Retained earnings                                     17,857      17,851
    Less common shares in treasury -- at cost             (3,226)     (3,153)
                                                        --------    --------
           Total stockholders' equity                     38,387      38,391
                                                        ========    ========
           Total liabilities and stockholders' equity   $ 68,699    $ 73,819
                                                        ========    ========

See notes to condensed consolidated financial statements.

                         DEFIANCE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
         (All amounts in thousands, except share and per share amounts)

                                                       THREE MONTHS ENDED
                                                       ------------------
                                                      9/30/97        9/30/96
                                                    -----------    -----------

Net sales                                           $    20,601    $    22,067
Cost of goods sold                                       16,977         17,629
Selling and administrative expenses                       2,888          2,875
                                                    -----------    -----------
           Operating earnings                               736          1,563
Interest expense -- net                                     323            461
                                                    -----------    -----------
           Earnings before income tax provision .           413          1,102
Income tax provision                                        151            392
                                                    ===========    ===========
           Net earnings                             $       262    $       710
                                                    ===========    ===========


Net earnings per common share                       $      0.04    $      0.11
                                                    ===========    ===========
Common shares issued and outstanding:
   Beginning of period                                6,416,896      6,415,750
   Issued during period                                   3,000
   Repurchased during period                            (10,000)       (61,200)
                                                    -----------    -----------
           End of period                              6,409,896      6,354,550
Average common shares outstanding:
   Shares issued and outstanding                      6,417,789      6,405,009
   Share equivalents -- outstanding stock options        26,758        176,663
                                                    -----------    -----------
           Average common shares outstanding          6,444,547      6,581,672
                                                    ===========    ===========


Cash dividends per common share                     $      0.04    $      0.04
                                                    ===========    ===========


See notes to condensed consolidated financial statements.

                         DEFIANCE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (All amounts in thousands)


                                                                  THREE MONTHS ENDED
                                                                  ------------------
                                                                  9/30/97    9/30/96
                                                                  -------    -------
OPERATING ACTIVITIES:
    Net earnings                                                  $   262    $   710
    Items not affecting cash:
         Depreciation and amortization                              1,844      1,738
         Deferred income taxes                                        (17)       (17)
    Current items:
         Change in net assets of business to be sold                           3,108
         Other current items                                        1,757     (2,706)
                                                                  -------    -------
           Cash provided by operating activities                    3,846      2,833
                                                                  -------    -------
FINANCING ACTIVITIES:
    Payments of long-term obligations                              (2,905)    (1,185)
    Additions to long-term obligations                                         1,035
    Issuance of common shares from exercise of stock options           64
    Repurchase of common shares                                       (73)      (391)
    Dividends paid                                                   (256)      (256)
                                                                  -------    -------
           Cash used for financing activities                      (3,170)      (797)

INVESTING ACTIVITIES:
    Capital expenditures                                             (493)    (2,132)
    Notes receivable from sale of business                                      (950)
    Payments received on notes receivable from sale of business       275
    Other -- net                                                      158         59
                                                                  -------    -------
           Cash used for investing activities                         (60)    (3,023)
                                                                  -------    -------
CASH:
    Increase (decrease)                                               616       (987)
    Beginning of period                                               188      1,240
                                                                  -------    -------
           End of period                                          $   804    $   253
                                                                  =======    =======


See notes to condensed consolidated financial statements.

                         DEFIANCE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED SEPTEMBER 30, 1997
         (All amounts in thousands, except share and per share amounts)

A -- CONSOLIDATED FINANCIAL STATEMENTS

These unaudited interim financial statements reflect all adjustments (consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair statement of results of the interim periods presented. This report includes information condensed from and should be read in conjunction with the Company's annual report on Form 10-K for the year ended June 30, 1997.

B -- INVENTORIES

                                      9/30/97       6/30/96
                                      -------       -------
Raw materials                          $1,049        $1,264
Work in process                         1,288         1,300
Finished goods                          1,210           491
Stores and supplies                       747           706
                                       ------        ------
                                       $4,294        $3,761
                                       ======        ======

C -- LONG-TERM OBLIGATIONS

The Company has a $6,000 unsecured revolving line of credit with its primary lender, which expires October 1999. At September 30, 1997, the Company had all $6,000 available for borrowing under this facility.

D -- STOCKHOLDERS' EQUITY

The Company adopted a stock repurchase plan in January 1996. During the three months ended September 30, 1997 the Company repurchased 10,000 shares in open market transactions for $73. As of September 30, 1997 the Company had repurchased a total of 514,400 shares for $3,226.

Subsequent to September 30, 1997 the Company repurchased an additional 350,000 shares in open market transactions for $2,545. As of October 24, 1997 the Company had repurchased a total of 864,100 shares for $5,771.

Also, on October 24, 1997 the Company's board of directors approved an increase in the maximum number of shares that may be repurchased under the plan to 1,500,000 from 1,000,000.

E -- NET EARNINGS PER COMMON SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 128 (SFAS 128), "Earnings per Share", which must be adopted by the Company for all financial statements issued after December 15, 1997. At that time, the Company will be required to change the method used to compute earnings per share and to restate earnings per share for all prior periods, including interim periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will not be included. Early adoption of SFAS 128 is not permitted. Proforma earnings per share, computed as if the Company had adopted SFAS 128 for each period presented are as follows:

                                                             9/30/97       9/30/96
                                                             -------       -------
Basic earnings per common share                               $0.04          $0.11
Diluted earnings per common share                             $0.04          $0.11

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Net Sales
---------

Sales for the quarter were $1,466,000, or 6.6% lower than last year. Included in last year's sales, however, are $1,203,000 from the former Vaungarde business unit which was sold in August 1996.

Sales from the remaining core business units were $263,000, or 1.3% lower than last year. Sales of gasoline engine cam follower rollers (CFRs) and axles were up 12% over last year primarily from increased sales to Eaton Corporation for new Chrysler automotive requirements. However, delays in the release of new prototype and tooling programs from Ford and Chrysler reduced tooling revenues 21% below last year. Testing revenues were also 9% lower than last year, reflecting scaled back demand from OEMs and Tier One automotive suppliers.

Operating Earnings
------------------

Operating earnings, without the effect of the former Vaungarde business, were 3.6% of sales for the quarter compared with 7.8% for the same period last year. Margins were negatively affected primarily by soft demand for tooling and testing work. CFR and axle production levels increased, however, with considerably improved efficiencies this quarter at the Upper Sandusky facility.

Interest Expense -- Net
-----------------------

Interest expense, net of interest income, decreased $138,000 for the quarter compared with last year due to lower average net borrowings at similar interest rates.

Income Tax Provision
--------------------

The effective income tax rate was 36.6% for the quarter, compared with 35.6% last year. Differences in effective rates are due to future taxable amounts considered in the computation of income taxes for the current year as required by Statement of Financial Accounting Standards Number 109, "Accounting for Income Taxes."

Outlook
-------

Regarding the full year, management continues to anticipate new testing and tooling programs for Ford and Chrysler will get back on schedule, Chrysler CFR and axle production will continue to ramp up as anticipated, and operating efficiencies will continue to improve at the Upper Sandusky plant. Assuming the year progresses as anticipated, management expects substantial improvement in the second quarter compared with the first, followed by a much stronger second half. Management continues to believe earnings for the current fiscal year will exceed those of last year.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash provided by operating activities for the quarter was $3,846,000, which met working capital needs. Cash provided by current items was $1,757,000, primarily due to a decrease in accounts receivable, partially offset by a decrease in payables and accrued expenses and a slight increase in inventories. The current ratio stood at 1.75 to 1 at the end of the quarter, compared with 1.69 to 1 at the end of the prior fiscal year.

Funded debt decreased by $2,904,000 for the quarter. Principal payments for long-term obligations totaled $1,239,000 and the revolving line of credit was reduced by $1,665,000. At the end of the quarter, the debt to total capitalization ratio was 30.6% compared with 34.0% at the end of the prior fiscal year. The Company had all $6,000,000 available in additional borrowing capacity under its revolving credit facility at September 30, 1997.

Capital expenditures for the quarter totaled $493,000, and at the end of the quarter the Company had no significant outstanding commitments for capital expenditures. The Company estimates it will spend approximately $6,000,000 in the fiscal year for capital expenditures, of which approximately $1,000,000 relate to new or increased sales and approximately $5,000,000 relate to asset replacements, cost reduction and productivity improvement programs. The Company plans to fund its remaining capital expenditures for the year through operating cash flow, though the Company has the necessary financing capacity available should it be required.

The Company repurchased 10,000 of its common shares in open market transactions for $73,000 during the quarter. As discussed in Note D to the Condensed Consolidated Financial Statements, subsequent to September 30, 1997 the Company repurchased an additional 350,000 shares in open market transactions for $2,545,000. These share purchases were funded by borrowings under the revolving line of credit. The balance under the revolving line of credit was $3,050,000 on October 24, 1997, with $2,950,000 available for borrowing. The Company anticipates repurchases of its common shares will continue, with any such repurchases funded from operating cash flow or loans from its primary lender under the existing revolving credit facility. Any such borrowings will be made in accordance with the Company's loan covenants with its primary lender and will not adversely impact the Company's ability to fund capital expenditures, acquisitions or its business operations.

A quarterly cash dividend of $0.04 per share was paid to shareholders in September 1997. In addition, a quarterly cash dividend of $0.04 per share was declared October 24, 1997, payable December 5, 1997 to shareholders of record as of November 14, 1997. The Company anticipates future quarterly dividends and does not expect liquidity or capital resources to be materially affected by the payment of dividends.

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

Date:      October 29, 1997
         --------------------


                       DEFIANCE, INC.

                   By: /s/ Jerry A. Cooper
                       ------------------------------------------------------
                       President and Chief Executive Officer

                       /s/ Michael J. Meier
                       ------------------------------------------------------
                       Vice President - Finance and Chief Financial Officer

                       /s/ James L. Treece
                       ------------------------------------------------------
                       Chief Accounting Officer