Form 10-Q
period 1997-12-31
DEFIANCE INC
filed 1998-01-28
CIK 775995

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended    DECEMBER 31, 1997
                                                  -----------------

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number        0-14044
                                                       -------


                                 DEFIANCE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                             34-1526359
    (State or other jurisdiction of                (IRS Employer
    ---------------------------------           --------------------
     incorporation or organization)              Identification No.)

 1111 Chester Ave., Suite 750, Cleveland, Ohio         44114-3516
------------------------------------------------    ------------------
    (Address of principal executive offices)           (Zip Code)

(Registrant's telephone number, including area code)      (216) 861 - 6300
                                                        --------------------



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes     X              No
                 ----------           -----------




The number of Common Shares outstanding at January 28, 1998 was 6,063,896.

PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

                         DEFIANCE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                           (All amounts in thousands)

                                     ASSETS
                                     ------

                                                                          12/31/97      6/30/97
                                                                         ----------   ----------
CURRENT ASSETS:
    Cash                                                                 $      269   $      188
    Accounts receivable                                                      15,249       21,492
    Inventories -- Note B                                                     3,156        3,055
    Deferred income taxes                                                       589          565
    Prepaid expenses and other current assets -- Note C                       3,619        3,674
                                                                         ----------   ----------
            Total current assets                                             22,882       28,974

PROPERTY, PLANT AND EQUIPMENT -- net                                         35,780       37,822
COST IN EXCESS OF NET ASSETS OF ACQUIRED COMPANIES                            4,745        4,871
OTHER ASSETS                                                                  1,287        2,152

                                                                         ----------   ----------
            Total assets                                                 $   64,694   $   73,819
                                                                         ==========   ==========


                               LIABILITIES AND STOCKHOLDERS' EQUITY
                               ------------------------------------

CURRENT LIABILITIES:
    Current maturities of long-term obligations                          $    4,240    $    4,829
    Accounts payable                                                          3,853         5,880
    Accrued payroll and employee benefits                                     2,460         3,833
    Accrued expenses -- Note D                                                2,375         2,651
                                                                         ----------    ----------
            Total current liabilities                                        12,928        17,193

LONG-TERM OBLIGATIONS -- Note E                                              11,960        14,968
DEFERRED INCOME TAXES                                                         3,262         3,267
CONTINGENCIES -- Note I

STOCKHOLDERS' EQUITY -- Note F:
    Common shares                                                               346           346
    Additional paid-in capital                                               23,438        23,347
    Less common shares in treasury -- at cost                                (5,770)       (3,153)
    Retained earnings                                                        18,530        17,851
                                                                         ----------    ----------
            Total stockholders' equity                                       36,544        38,391

                                                                         ----------    ----------
            Total liabilities and stockholders' equity                   $   64,694    $   73,819
                                                                         ==========    ==========

See notes to condensed consolidated financial statements.

                         DEFIANCE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
              (All amounts in thousands, except per share amounts)


                                                                   Three months ended          Six months ended
                                                                12/31/97      12/31/96      12/31/97      12/31/96
                                                               ----------    ----------    ----------    ----------

Net sales                                                      $   21,772    $   22,794    $   42,373    $   44,861
Cost of goods sold                                                 17,680        17,193        34,657        34,822
Selling and administrative expenses                                 2,355         2,895         5,243         5,770
                                                               ----------    ----------    ----------    ----------
            Operating earnings                                      1,737         2,706         2,473         4,269
Interest expense -- net                                               323           414           646           875
                                                               ----------    ----------    ----------    ----------
            Earnings before income tax provision                    1,414         2,292         1,827         3,394
Income tax provision                                                  498           783           649         1,175
                                                               ----------    ----------    ----------    ----------
            Net earnings                                       $      916    $    1,509    $    1,178    $    2,219
                                                               ==========    ==========    ==========    ==========


Basic and diluted net earnings per share -- Note G             $     0.15    $     0.23    $     0.19    $     0.34
                                                               ==========    ==========    ==========    ==========


See notes to condensed consolidated financial statements.

                         DEFIANCE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (All amounts in thousands)


                                                                                     Six months ended
                                                                                  12/31/97       12/31/96
                                                                                 ----------     ----------
OPERATING ACTIVITIES:
    Net earnings                                                                 $    1,178     $    2,219
    Items not affecting cash:
         Depreciation and amortization                                                3,722          3,483
         Deferred income taxes                                                          (70)          (112)
    Current items:
         Change in net assets of business to be sold                                                 3,108
         Other current items                                                          2,533         (4,707)
                                                                                 ----------     ----------
            Cash provided by operating activities                                     7,363          3,991
                                                                                 ----------     ----------


FINANCING ACTIVITIES:
    Payments of long-term obligations                                                (3,597)        (3,780)
    Additions to long-term obligations                                                               3,652
    Issuance of common shares from exercise of stock options                             92            663
    Repurchase of common shares                                                      (2,618)        (1,370)
    Dividends paid                                                                     (499)          (514)
                                                                                 ----------     ----------
            Cash used for financing activities                                       (6,622)        (1,349)
                                                                                 ----------     ----------


INVESTING ACTIVITIES:
    Capital expenditures                                                             (1,098)        (2,637)
    Notes receivable from sale of business                                                            (950)
    Payments received on notes receivable from sale of business                         275
    Other -- net                                                                        163             99
                                                                                 ----------     ----------
            Cash used for investing activities                                         (660)        (3,488)
                                                                                 ----------     ----------


CASH:
    Increase (decrease)                                                                  81           (846)
    Beginning of period                                                                 188          1,240
                                                                                 ==========     ==========
            End of period                                                        $      269     $      394
                                                                                 ==========     ==========


See notes to condensed consolidated financial statements.

                         DEFIANCE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED DECEMBER 31, 1997
                (All amounts in thousands, except share amounts)


A - CONSOLIDATED FINANCIAL STATEMENTS

These unaudited interim financial statements reflect all adjustments (consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair statement of results of the interim periods presented. This report includes information condensed from, and should be read in conjunction with, the Company's annual report on Form 10-K for the year ended June 30, 1997.


B - INVENTORIES

                                                                      12/31/97      6/30/97
                                                                     ----------    ----------

Raw materials                                                        $      814    $    1,264
Work in process                                                           1,253         1,300
Finished goods                                                            1,089           491
                                                                     ----------    ----------
                                                                     $    3,156    $    3,055
                                                                     ==========    ==========


C - PREPAID EXPENSES AND OTHER CURRENT ASSETS

                                                                      12/31/97      6/30/97
                                                                     ----------    ----------

Preoperating costs                                                   $      838    $      914
Pension                                                                     825           854
Factory and production supplies                                             764           706
Insurance                                                                   253           220
Other                                                                       939           980
                                                                     ----------    ----------
                                                                     $    3,619    $    3,674
                                                                     ==========    ==========


D - ACCRUED EXPENSES

                                                                      12/31/97      6/30/97
                                                                     ----------    ----------

Taxes                                                                $      751    $      808
Insurance                                                                   533           676
Rent                                                                        254           253
Interest                                                                    176           169
Other                                                                       661           745
                                                                     ----------    ----------
                                                                     $    2,375    $    2,651
                                                                     ==========    ==========


E - LONG TERM OBLIGATIONS

The Company has a $6,000 unsecured revolving line of credit with its primary lender, which expires October 1999. At December 31, 1997, the Company had $5,489 available for borrowing under this facility.

F - STOCKHOLDERS' EQUITY

The Company adopted a stock repurchase plan in January 1996. During the six months ended December 31, 1997 the Company repurchased 360,000 shares in open market transactions for $2,618. As of December 31, 1997, the Company had repurchased 864,100 shares for $5,770. 1,500,000 shares have been authorized for repurchase under this plan.

Also during the six months ended December 31, 1997 a total of 7,000 common shares were issued pursuant to the exercise of stock options by employees. Total cash received from these option exercises was $92. A summary of the activity showing common shares issued and outstanding is as follows:

                                                        Three months ended            Six months ended
                                                     12/31/97       12/31/96       12/31/97    12/31/96
                                                    ----------     ----------     ----------  ----------
Common shares issued and outstanding:
   Beginning of period                               6,409,896      6,354,550      6,416,896   6,415,750
   Issued during period from exercise of options         4,000        196,629          7,000     196,629
   Repurchased during period                          (350,000)      (152,000)      (360,000)   (213,200)
                                                    ----------     ----------     ----------  ----------
            End of period                            6,063,896      6,399,179      6,063,896   6,399,179
                                                    ==========     ==========     ==========  ==========


The Company paid dividends of $0.04 per common share in each of the first two quarters of the current fiscal year and in the prior year. Year to date dividend payments totaled $499.


G - NET EARNINGS PER COMMON SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is calculated in a manner that is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and where necessary, restated to conform to the requirements of Statement 128.

The following table sets forth the computation of basic and diluted earnings per share:

                                                          Three months ended           Six months ended
                                                        12/31/97      12/31/96      12/31/97      12/31/96
                                                       ----------    ----------    ----------    ----------
   Numerator:
     Net income for basic and dilutive earnings per
        share                                          $      916    $    1,509    $    1,178    $    2,219
                                                       ==========    ==========    ==========    ==========

    Denominator:
      Average shares outstanding - used for basic
        earnings per share                              6,095,744     6,427,254     6,256,766     6,416,131
      Effect of dilutive securities:
        Employee stock options                             48,013        82,129        37,386       129,396
                                                       ----------    ----------    ----------    ----------
    Denominator for diluted earnings per share          6,143,757     6,509,383     6,294,152     6,545,527
                                                       ==========    ==========    ==========    ==========

Basic earnings per share                               $     0.15    $     0.23    $     0.19    $     0.34

Diluted earnings per share                             $     0.15    $     0.23    $     0.19    $     0.34

H - PREOPERATING COSTS

Preoperating costs of a new manufacturing facility in Upper Sandusky, Ohio, were deferred prior to the start of production in December 1995. These costs were primarily for labor, rent, utilities and other similar costs required to prepare the facility for production. Production at this facility relates to a contract with Eaton Corporation to provide cam follower rollers and axles which runs through 2001. These costs are being amortized over a thirty-six month period due to the long-term (over thirty-six month) nature of the contract being performed at this facility. The unamortized portion totaled $838 and $1,295 at December 31, 1997 and June 30, 1997, respectively. The current portion is included in "Prepaid Expenses and Other Current Assets" and the long-term portion is included in "Other Assets" in the Condensed Consolidated Balance Sheet.


I - CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Net Sales
---------
Prior year sales included $104,000 for the quarter and $1,307,000 for the year to date from business units sold or closed last year. Sales from ongoing operations declined $918,000, or 4.0 percent for the quarter and $1,181,000, or
2.7 percent for the year to date. Strong sales in the bearings business of cam follower rollers (CFRs) and axles helped offset continued slow tooling and testing sales. Bearings sales were up 12.4 percent for the quarter and 12.1 percent for the year to date over last year, primarily from increased sales of CFRs and axles to Eaton Corporation for new Chrysler automotive requirements. Continued delays in the release of new prototype and tooling programs from Ford and Chrysler reduced tooling revenues for the quarter 28.0 percent and for the year to date 24.5 percent below year-ago levels. These delays were due to engineering design changes and delays in new platform projects resulting from changes in the scope of these projects. Testing revenues also declined 15.6 percent this quarter and 12.3 percent for the year to date due to scaled-back demand from original equipment manufacturers (OEMs) and their Tier One suppliers.


Gross Profit
------------
Prior year gross profit included $106,000 for the quarter and $192,000 for the year to date from business units sold or closed last year. Gross profit from ongoing operations, as a percentage of sales, was 18.8 percent for the quarter and 18.2 percent for the year to date, compared with 24.2 percent for the quarter and 22.6 percent for the year to date last year. Margins were lower in the tooling and testing businesses primarily from lower sales volumes. This was partially offset by higher margins in the bearings business from increased CFR and axle production levels and efficiencies at the Upper Sandusky, Ohio facility.


Selling and Administrative (S&A) Expenses
-----------------------------------------
S&A expenses were $540,000, or 18.7 percent lower for the quarter and $527,000, or 9.1 percent lower for the year to date compared with last year, primarily from lower accruals for profit-based incentive plans and cost control efforts.


Interest Expense -- Net
-----------------------
Interest expense, net of interest income, was 22.0 percent lower for the quarter and 26.2 percent lower for the year to date compared with year due to lower average net borrowings at slightly lower interest rates.


Income Tax Provision
--------------------
The effective income tax rate was 35.2 percent for the quarter and 35.5 percent for the year to date, compared with 34.2 percent for the quarter and 34.6 percent for the year to date last year. Differences in effective rates are due to future taxable amounts considered in the computation of income taxes for the current year as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."


Outlook
-------
For the second half of the fiscal year, margins are expected to continue to improve in the bearings business on continued strong sales. Relative to the tooling business, Ford and Chrysler are now releasing new prototype programs which had been delayed during the first half of the year, specifically as relates to die design, pattern, fixture and cutter path work. Strengthening demand for testing work from OEMs and their Tier One suppliers is also anticipated during the second half. Management expects a much stronger second half and continues to believe fiscal 1998 earnings will exceed those of fiscal 1997.

The Company has completed its assessment of Year 2000 implications and has put an action plan in place with the necessary resources dedicated to resolution. Although the project has not been completed, the Company believes with modifications to existing software and conversions to new software the Year 2000 issue will not pose significant operational problems for its computer systems. Management believes work to address the Year 2000 issue will be completed in a timely fashion and the cost to complete this work will not be material. Management also believes the Year 2000 issue will not materially affect future financial results or cause reported financial information not to be indicative of future operating results or the future financial condition of the Company.

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash provided by operating activities for the year to date was $7,363,000, which met working capital needs. Cash provided by current items was $2,533,000, comprised primarily of a decrease in accounts receivable, partially offset by a decrease in accounts payable and accrued expenses. At the end of the quarter the current ratio was 1.77 to 1 compared with 1.69 to 1 at the end of the prior fiscal year. Working capital was $9,954,000 at the end of the quarter compared with $11,781,000 at the end of the prior fiscal year.

Interest-bearing (funded) debt decreased by $3,597,000 for the year to date, the result of scheduled principal payments of $2,443,000 on term debt and a $1,154,000 reduction of the revolving line of credit. At the end of the quarter, the debt to total capitalization ratio (funded debt divided by the sum of funded debt and stockholders' equity) was 30.7 percent compared with 34.0 percent at the end of the prior fiscal year. The Company had all $6,000,000 available in additional borrowing capacity under its revolving credit facility at January 23, 1998.

Capital expenditures for the year to date totaled $1,098,000, and at the end of the quarter the Company had no significant outstanding commitments for capital expenditures. Based on currently expected levels of business, the Company now estimates it will spend approximately $3.5 million in the fiscal year relative to asset replacements, cost reduction programs and productivity improvement programs. Additional capital expenditures relative to new or increased sales are currently estimated at $1 million. The Company has the necessary financing capacity available, if required, to fund its outstanding commitments and expects to fund its remaining planned capital expenditures for the fiscal year through operating cash flow.

The Company repurchased 360,000 of its common shares in open market transactions for $2,618,000 for the year to date. The Company anticipates repurchases of its common shares will continue, with any such repurchases funded from operating cash flow or loans from its primary lender under the existing revolving credit facility. Any such borrowings will be made in accordance with the Company's loan covenants with its primary lender and will not adversely impact the Company's ability to fund capital expenditures, acquisitions or its business operations.

Quarterly cash dividends of $0.04 per share were paid to shareholders in September and December 1997. Dividend payments totaled $499,000 for the year to date. In addition, a quarterly cash dividend of $0.04 per share was declared January 23, 1998 and is payable March 5, 1998 to shareholders of record as of February 13, 1998. The Company anticipates future quarterly dividends, and does not expect liquidity or capital resources to be materially affected by the payment of dividends.

Also during the six months ended December 31, 1997, a total of 7,000 common shares were issued pursuant to the exercise of stock options. Total cash received from these option exercises was $92,000.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


            At the Company's Annual Meeting of Shareholders on October 24, 1997 the following individuals were elected to the Board of Directors:

                                                          Votes              Votes
                                          Term             For             Withheld
                                      -------------  ----------------  ------------------

               James E. Heighway          3 years        5,199,315          243,172
               George H. Lewis III        3 years        5,205,965          236,522
               John D. Ong                3 years        5,206,265          236,222

            No other proposals were presented at the Company's Annual Meeting.


ITEM 5.     OTHER INFORMATION


            On January 23, 1998 the Company's board of directors approved a cash dividend of $0.04 per common share, payable March 5, 1998 to shareholders of record as of February 13, 1998.


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


Date:   January 28, 1998
        --------------------


                                    DEFIANCE, INC.


                                By: /s/ Jerry A. Cooper
                                    ---------------------------------------------------------
                                    President and Chief Executive Officer


                                    /s/ Michael J. Meier
                                    ---------------------------------------------------------
                                    Vice President - Finance and Chief Financial Officer


                                    /s/ James L. Treece
                                    ---------------------------------------------------------
                                    Chief Accounting Officer