Form 10-Q
period 1998-03-31
DEFIANCE INC
filed 1998-04-28
CIK 775995

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended         MARCH 31, 1998
                                                         --------------
                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number              0-14044
                                                           -------

                                 DEFIANCE, INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                                      34-1526359
      ----------------------------------                  ----------------------
      (State or other jurisdiction of                         (IRS Employer
      incorporation or organization)                         Identification No.)

 1111 Chester Ave., Suite 750, Cleveland, Ohio                  44114-3516
--------------------------------------------------------  ----------------------
        (Address of principal executive offices)                (Zip Code)

 (Registrant's telephone number, including area code)         (216) 861 - 6300
                                                          ----------------------



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




The number of Common Shares outstanding at April 24, 1998 was 6,099,381.

PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

                         DEFIANCE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                           (All amounts in thousands)

                                     ASSETS
                                     ------

                                                                                                3/31/98         6/30/97
                                                                                             --------------  ---------------
CURRENT ASSETS:
    Cash                                                                                            $1,702             $188
    Accounts receivable                                                                             16,637           21,492
    Inventories -- Note B                                                                            3,914            3,055
    Deferred income taxes                                                                              607              565
    Prepaid expenses and other current assets -- Note C                                              3,278            3,674
                                                                                             --------------  ---------------
            Total current assets                                                                    26,138           28,974

PROPERTY, PLANT AND EQUIPMENT -- net                                                                34,703           37,822
COST IN EXCESS OF NET ASSETS OF ACQUIRED COMPANIES                                                   4,682            4,871
OTHER ASSETS                                                                                         1,314            2,152

                                                                                             ==============  ===============
            Total assets                                                                           $66,837          $73,819
                                                                                             ==============  ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
    Current maturities of long-term obligations                                                     $3,778           $4,829
    Accounts payable                                                                                 4,811            5,880
    Accrued payroll and employee benefits                                                            3,452            3,833
    Accrued expenses -- Note D                                                                       2,800            2,651
                                                                                             --------------  ---------------
            Total current liabilities                                                               14,841           17,193

LONG-TERM OBLIGATIONS -- Note E                                                                     10,718           14,968
DEFERRED INCOME TAXES                                                                                3,287            3,267
CONTINGENCIES -- Note F

STOCKHOLDERS' EQUITY -- Note G:
    Common shares                                                                                      347              346
    Additional paid-in capital                                                                      23,499           23,347
    Less common shares in treasury -- at cost                                                       (5,771)          (3,153)
    Retained earnings                                                                               19,916           17,851
                                                                                             --------------  ---------------
            Total stockholders' equity                                                              37,991           38,391

                                                                                             ==============  ===============
            Total liabilities and stockholders' equity                                             $66,837          $73,819
                                                                                             ==============  ===============

See notes to condensed consolidated financial statements.

                         DEFIANCE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
              (All amounts in thousands, except per share amounts)


                                                                 Three months ended                Nine months ended
                                                              3/31/98          3/31/97          3/31/98         3/31/97
                                                           ---------------  --------------   --------------  ---------------

Net sales                                                         $23,236         $22,314          $65,609          $67,175
Cost of goods sold                                                 17,749          17,812           52,406           52,634
Selling and administrative expenses                                 2,697           2,388            7,940            8,158
Other charges -- Note H                                                               632                               632
                                                           ---------------  --------------   --------------  ---------------
            Operating earnings                                      2,790           1,482            5,263            5,751
Interest expense -- net                                               277             394              923            1,269
                                                           ---------------  --------------   --------------  ---------------
            Earnings before income tax provision                    2,513           1,088            4,340            4,482
Income tax provision                                                  884             335            1,533            1,510
                                                           ---------------  --------------   --------------  ---------------
            Net earnings                                           $1,629            $753           $2,807           $2,972
                                                           ===============  ==============   ==============  ===============


Basic and diluted net earnings per share -- Note I                  $0.26           $0.12            $0.45            $0.46
                                                           ===============  ==============   ==============  ===============


See notes to condensed consolidated financial statements.

                         DEFIANCE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (All amounts in thousands)


                                                                                                   Nine months ended
                                                                                                3/31/98          3/31/97
                                                                                             --------------  ---------------
OPERATING ACTIVITIES:
    Net earnings                                                                                    $2,807           $2,972
    Items not affecting cash:
         Depreciation and amortization                                                               5,584            5,346
         Deferred income taxes                                                                         (82)            (314)
    Current items:
         Change in net assets of business to be sold                                                                  3,108
         Other current items                                                                         2,891           (4,655)
                                                                                             --------------  ---------------
            Cash provided by operating activities                                                   11,200            6,457
                                                                                             --------------  ---------------


FINANCING ACTIVITIES:
    Payments of long-term obligations                                                               (5,301)          (4,421)
    Additions to long-term obligations                                                                                2,574
    Issuance of common shares from exercise of stock options                                           154            1,043
    Repurchase of common shares                                                                     (2,618)          (2,001)
    Dividends paid                                                                                    (742)            (772)
                                                                                             --------------  ---------------
            Cash used for financing activities                                                      (8,507)          (3,577)
                                                                                             --------------  ---------------


INVESTING ACTIVITIES:
    Capital expenditures                                                                            (1,591)          (3,141)
    Notes receivable from sale of business                                                                             (950)
    Payments received on notes receivable from sale of business                                        275
    Other -- net                                                                                       137               96
                                                                                             --------------  ---------------
            Cash used for investing activities                                                      (1,179)          (3,995)
                                                                                             --------------  ---------------


CASH:
    Increase (decrease)                                                                              1,514           (1,115)
    Beginning of period                                                                                188            1,240
                                                                                             ==============  ===============
            End of period                                                                           $1,702             $125
                                                                                             ==============  ===============


See notes to condensed consolidated financial statements.

                         DEFIANCE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED MARCH 31, 1998
                (All amounts in thousands, except share amounts)


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


B -- INVENTORIES

                                                                               3/31/98          6/30/97
                                                                            --------------   --------------

Raw materials                                                                      $1,400           $1,264
Work in process                                                                     1,620            1,300
Finished goods                                                                        894              491
                                                                            ==============   ==============
                                                                                   $3,914           $3,055
                                                                            ==============   ==============


C -- PREPAID EXPENSES AND OTHER CURRENT ASSETS

                                                                               3/31/98          6/30/97
                                                                            --------------   --------------

Preoperating costs                                                                   $609             $914
Pension                                                                               810              854
Factory and production supplies                                                       633              706
Insurance                                                                             156              220
Other                                                                               1,070              980
                                                                            ==============   ==============
                                                                                   $3,278           $3,674
                                                                            ==============   ==============


D -- ACCRUED EXPENSES

                                                                               3/31/98          6/30/97
                                                                            --------------   --------------

Taxes                                                                              $1,115             $808
Insurance                                                                             445              676
Rent                                                                                  254              253
Interest                                                                              179              169
Other                                                                                 807              745
                                                                            ==============   ==============
                                                                                   $2,800           $2,651
                                                                            ==============   ==============


E -- LONG TERM OBLIGATIONS

The Company has a $6,000 unsecured revolving line of credit with its primary lender, which expires October 1999. At March 31, 1998 the Company had all $6,000 available for borrowing under this facility.

F -- CONTINGENCIES

The Company is involved in various litigation arising in the normal course of business. It is not possible to determine the ultimate liability, if any, in these matters. In the opinion of management, such litigation is not expected to have a material effect on the consolidated financial position or results of operations of the Company.


G -- STOCKHOLDERS' EQUITY

The Company adopted a stock repurchase plan in January 1996. During the nine months ended March 31, 1998 the Company repurchased 360,000 shares in open market transactions for $2,618. As of March 31, 1998 the Company had repurchased 864,100 shares for $5,770. A total of 1,500,000 shares have been authorized for repurchase under this plan.

Also during the nine months ended March 31, 1998 a total of 16,637 common shares were issued pursuant to the exercise of stock options by employees. Total cash received from these option exercises was $154. A summary of the activity showing common shares issued and outstanding is as follows:

                                                                 Three months ended                 Nine months ended
                                                              3/31/98          3/31/97          3/31/98         3/31/97
                                                           ---------------  --------------   --------------  ---------------
Common shares issued and outstanding:
   Beginning of period                                          6,063,896       6,399,179        6,416,896        6,415,750
   Issued during period from exercise of options                    9,637         141,917           16,637          338,546
   Repurchased during period                                                      (93,500)        (360,000)        (306,700)
                                                           ---------------  --------------   --------------  ---------------
            End of period                                       6,073,533       6,447,596        6,073,533        6,447,596
                                                           ===============  ==============   ==============  ===============


The Company paid dividends of $0.04 per common share in each of the first three quarters of the current fiscal year and in the prior year. Year to date dividend payments totaled $742.


H -- OTHER CHARGES

The Company terminated a previously curtailed defined-benefit pension plan at one of its subsidiaries during the quarter ended March 31, 1997. In accordance with Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination of Benefits," a one-time charge of $632 was made in the quarter ended March 31, 1997 when the plan was terminated and all obligations were settled.

I -- NET EARNINGS PER COMMON SHARE

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                                 Three months ended                 Nine months ended
                                                               3/31/98          3/31/97          3/31/98         3/31/97
                                                           ---------------  --------------   --------------  ---------------
   Numerator:
     Net income for basic and dilutive earnings per
       share                                                       $1,629            $753           $2,807           $2,972
                                                           ===============  ==============   ==============  ===============

    Denominator:
      Average shares outstanding - used for basic
        earnings per share                                      6,066,038       6,437,900        6,194,118        6,423,282
      Effect of dilutive securities:
        Employee stock options                                     52,650          19,366           42,399           93,255
                                                           ---------------  --------------   --------------  ---------------
    Denominator for diluted earnings per share                  6,118,688       6,457,266        6,236,517        6,516,537
                                                           ===============  ==============   ==============  ===============

Basic earnings per share                                            $0.26           $0.12            $0.45            $0.46

Diluted earnings per share                                          $0.26           $0.12            $0.45            $0.46


J -- PREOPERATING COSTS

Preoperating costs of a new manufacturing facility in Upper Sandusky, Ohio, were deferred prior to the start of production in December 1995. These costs were primarily for labor, rent, utilities and other similar costs required to prepare the facility for production. Production at this facility relates to a contract with Eaton Corporation to provide cam follower rollers and axles which runs through 2001. These costs are being amortized over a thirty-six month period due to the long-term (over thirty-six month) nature of the contract being performed at this facility. The unamortized portion totaled $609 and $1,295 at March 31, 1998 and June 30, 1997, respectively. The current portion is included in "Prepaid Expenses and Other Current Assets" and the long-term portion is included in "Other Assets" in the Condensed Consolidated Balance Sheet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Net Sales
---------
Prior year sales included $1,307,000 for the year to date from business units sold or closed during the first half last year. Sales from ongoing operations were up $922,000, or 4.1 percent, for the quarter and were down $259,000, or 0.4 percent, for the year to date. Strong sales in the bearings business combined with improved demand for tooling helped offset continued weakness in testing for the quarter. Bearings sales were up 22.0 percent for the quarter and 15.4 percent for the year to date primarily from increased sales of cam follower rollers and axles to Eaton Corporation for their Chrysler automotive requirements. Sales of diesel engine rollers and axles were also up, reflective of the overall heavy-duty truck market. Tooling revenues were up 0.8 percent for the quarter as a result of new work started in the second fiscal quarter for Ford. However, they were down 15.5 percent for the year to date as a result of delays in the release of new prototype and tooling programs from both Ford and Chrysler during the first half this year. These delays were due to engineering design changes and delays in new platform projects resulting from changes in the scope of these projects. Testing revenues were down 23.7 the quarter and 16.1 percent for the year to date due to continued scaled-back demand from automotive original equipment manufacturers (OEMs) and Tier One suppliers.


Gross Profit
------------
Prior year gross profit included $192,000 for the year to date from business units sold or closed during the first half last year. Gross profit for the quarter from ongoing operations, as a percentage of sales, was 23.6 percent, compared with 20.2 percent in the prior year. Strong growth in bearings sales, supported by continued increases in production levels and efficiencies at the Upper Sandusky, Ohio, facility, contributed to substantially improved margins in the bearings business. Tooling margins also improved slightly for the quarter, though testing margins remained behind last year due to soft demand. Gross profit for the year to date from ongoing operations, as a percentage of sales, was 20.1 percent, compared with 21.8 percent in the prior year, largely due to delays in the release of automotive tooling and prototype programs in the first half of the fiscal year and soft demand for testing work.


Selling and Administrative (S&A) Expenses
-----------------------------------------
S&A expenses were $309,000, or 12.9 percent, higher for the quarter due to the timing of expenditures as compared with the prior year, and remained $218,000, or 2.7 percent, lower for the year to date compared with last year primarily from lower accruals for profit-based incentive plans and cost control efforts.


Interest Expense -- Net
-----------------------
Interest expense, net of interest income, was 29.7 percent lower for the quarter and 27.3 percent lower for the year to date compared with last year due to lower average net borrowings at slightly lower interest rates.


Income Tax Provision
--------------------
The effective income tax rate was 35.2 percent for the quarter and 35.3 percent for the year to date, compared with 30.8 percent for the quarter and 33.7 percent for the year to date last year. Differences in effective rates are due to future taxable amounts considered in the computation of income taxes for the current year as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."


Outlook
-------
For the last quarter of the fiscal year, sales and margins in the bearings business should remain well ahead of last year. Management also anticipates continued new prototype and tooling programs at normal levels, though demand for testing could remain sluggish. Based on these current expectations, management continues to anticipate fiscal 1998 earnings in excess of fiscal 1997 levels.

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash provided by operating activities for the year to date was $11,200,000, which met working capital needs. Cash provided by current items was $2,891,000, comprised primarily of a substantial decrease in accounts receivable, partially offset by a decrease in accounts payable and an increase in inventories. At the end of the quarter the current ratio was 1.76 to 1 compared with 1.69 to 1 at the end of the prior fiscal year. Working capital was $11,297,000 at the end of the quarter compared with $11,781,000 at the end of the prior fiscal year.

Interest-bearing (funded) debt decreased by $5,301,000 for the year to date, the result of scheduled principal payments of $3,636,000 on term debt and a $1,665,000 reduction of the revolving line of credit. At the end of the quarter, the debt to total capitalization ratio (funded debt divided by the sum of funded debt and stockholders' equity) was 27.6 percent compared with 34.0 percent at the end of the prior fiscal year. At March 31, 1998, the Company had all $6,000,000 available in additional borrowing capacity under its revolving credit facility along with $1,702,000 in cash.

Capital expenditures for the year to date totaled $1,591,000, and at the end of the quarter the Company had no significant outstanding commitments for capital expenditures. Based on currently expected levels of business, the Company now estimates it will spend approximately $3 million in the fiscal year relative to asset replacements, cost reduction programs and productivity improvement programs. Additional capital expenditures relative to new or increased sales are currently estimated at less than $1 million. The Company has the necessary financing capacity available, if required, to fund its outstanding commitments and expects to fund its remaining planned capital expenditures for the fiscal year through operating cash flow.

In August 1996, the Company sold its Vaungarde, Incorporated subsidiary. The Company extended a $950,000 note to the purchaser as part of the transaction. All scheduled payments have been received to date. These payments, totaling $275,000, have all been received during the current fiscal year.

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

During the nine months ended March 31, 1998, a total of 16,637 common shares were issued pursuant to the exercise of stock options. Total cash received from these option exercises was $154,000.

Quarterly cash dividends of $0.04 per share were paid to shareholders in September and December 1997 and March 1998. Dividend payments totaled $742,000 for the year to date. In addition, a quarterly cash dividend of $0.04 per share was declared April 24, 1998 and is payable June 5, 1998 to shareholders of record as of May 15, 1998. The Company anticipates future quarterly dividends, and does not expect liquidity or capital resources to be materially affected by the payment of dividends.


ITEM 5.     OTHER INFORMATION

            On April 24, 1998 the Company's board of directors approved a cash dividend of $0.04 per common share, payable June 5, 1998 to shareholders of record as of May 15, 1998.


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


Date:  April 28, 1998
       -------------------


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