Form 10-K405
period 1998-06-30
DEFIANCE INC
filed 1998-08-25
CIK 775995

                                   FORM 10 - K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      For the fiscal year ended              JUNE 30, 1998
                                             -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     Commission file number                  0-14044
                                             -------

                                 DEFIANCE, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

         Delaware                                             34-1526359
         --------                                             ----------
 (State or other jurisdiction of                            (IRS Employer
  incorporation or organization)                         Identification No.)

1111 Chester Ave., Suite 750, Cleveland, Ohio                 44114-3516
---------------------------------------------                 ----------
Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code          (216) 861-6300
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
                        Yes      X                  No
                           -------------              ---------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of July 31,1998, 6,161,449 shares of Common Stock of Defiance, Inc. were outstanding and the aggregate market value of such Common Stock held by non-affiliates (based upon the closing sale price on such date as reported on the Nasdaq National Market) was approximately $39,271,710.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for Defiance, Inc.'s 1998 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K Report.

                                     PART I

ITEM 1.       BUSINESS

GENERAL

Defiance, Inc. (the "Company"), incorporated in Delaware as a holding company in 1985, manufactures specialty anti-friction bearings and metal prototype dies and parts and provides testing and tooling development services to the U.S. motor vehicle industry. The Company has its headquarters in Cleveland, Ohio.

The Company's operating subsidiaries, described below, specialize in highly engineered products and services where value is added by developing imaginative solutions to customers' challenges.

Products
--------

Defiance Precision Products, Inc. ("Precision Products") was established in 1905 and was the Company's original operating subsidiary. Precision Products manufactures specialty anti-friction bearings and precision-machined products, including cam follower rollers, cam follower roller axles and other hardened and machined metal fuel system and valve-train components, primarily for the domestic automobile, light truck and heavy-duty truck industries. Precision Products' principal product, the cam follower roller ("CFR"), is a roller bearing used in the valve lifter assemblies of gasoline and diesel engines that replaces the sliding surface between the valve lifter and the camshaft with a rolling element, reducing valve train friction and increasing engine efficiency and durability. Because of their application, these products must be manufactured to extremely precise specifications drawing upon core competencies in precision machining, grinding and heat treating processes.

Hy-Form Products, Inc. ("Hy-Form") was established in 1977 and acquired by the Company in 1986. Hy-Form applies state-of-the-art technology and manufacturing processes to the production of prototype dies and metal parts for automotive components such as fenders, hoods, doors and chassis components. Hy-Form's customers use these parts for physical testing, pre-production engineering and constructing production tooling. In addition, special or limited production runs of stamped parts are produced for various customers. In August 1994, Hy-Form received a contract from General Motors to supply hard production tooling for the 1997 Chevrolet Malibu. An additional facility was leased on a short-term basis in which this tooling was produced. The contract was completed in May 1996.

Services
--------

Defiance Testing & Engineering Services, Inc. ("Testing Services"), formerly known as SMTC Corporation, was established in 1976 and acquired by the Company in 1986. Testing Services provides a full range of product design, engineering analysis, and experimental testing and simulation services for structural and mechanical systems. These systems range from single components to complete vehicle development projects, primarily for the U.S. motor vehicle industry. Physical testing services include product durability testing, experimental stress analysis, product validation testing, environmental testing, noise and vibration testing, data acquisition and road simulation. Testing is performed on a wide range of components and systems from chassis and suspensions, seats and seating assemblies, to entire vehicle environmental and road simulation. Engineering consulting services include new product design, finite element modeling and analysis, kinematics analysis, crash analysis, experimental dynamics, variation simulation analysis and vehicle development programs for vehicle bodies, chassis, and powertrain components. Computer aided engineering techniques such as computer-simulated testing of prototypes are used to help in the design process of new products at an early stage in the product development cycle.

Binderline Draftline, Inc., formerly two separate corporations, Binderline Development, Inc., established in 1953, and Draftline Engineering Company, established in 1966, were both acquired by the Company in 1987. These two corporations were merged on July 1, 1998, becoming Binderline Draftline, Inc. ("Binderline-Draftline"). Binderline-Draftline offers a complete tooling development service that includes die design, models, foam molds, patterns, tooling aids, fixtures and computer-generated tooling cutter paths, primarily serving the U.S. motor vehicle industry. Typical automotive parts for which these services are furnished include structural, suspension, inner panels, frame components and powertrain sheet metal parts.

Vaungarde, Incorporated
-----------------------

Vaungarde, Incorporated ("Vaungarde"), sold in August 1996, molded plastic parts using reaction injection molding processes and painted parts of various polymers produced internally or provided by other molders, serving original equipment and after-market manufacturers in the automotive, heavy truck, agricultural and recreational vehicle industries.

Sales by subsidiary as a percentage of the Company's total sales during the three most recent fiscal years were as follows:

                                                                         Year Ended June 30
                                                                  1998           1997          1996
                                                                -----------------------------------
                 Precision Products                                57%            49%           35%
                 Hy-Form                                           10%            12%           21%
                 Testing Services                                  24%            28%           25%
                 Binderline-Draftline                               9%            10%           10%
                 Vaungarde                                                         1%            9%
                                                                -----------------------------------
                                                                  100%           100%          100%
                                                                ===================================

All of the Company's operating facilities have achieved ISO-9000 registration. All of Precision Products' facilities have also achieved QS-9000 compliance.

MARKETING

Substantially all the Company's sales are to domestic original equipment manufacturers ("OEMs") and their suppliers. Each of the Company's subsidiaries maintains an internal sales force and engages independent sales representatives who work closely with existing customers and solicit new customers. Sales are made under various types of long and short term arrangements, generally under purchase orders received from customers, which include fixed price contracts, cost plus fixed fee contracts, and time and material contracts.

PATENTS, TRADEMARKS AND LICENSES

Patents, trademarks and licenses are not generally significant for the Company or the industry in which it competes.

RAW MATERIALS

Raw materials used in the Company's operations are generally available from several sources and in the quantities needed. Multiple vendor sources for critical raw materials and supplies have been established for several years.

COMPETITION

The U.S. motor vehicle industry, the principal market for the Company's products and services, is highly competitive, and suppliers to OEMs and others in the industry operate under highly competitive conditions. Competition is based on quality, price, service, and other factors, with the relative importance of such factors varying among the Company's products and services. In particular, the Company's subsidiaries compete with many suppliers to automobile and truck manufacturers, including several U.S., European and Pacific Rim suppliers that are larger and have substantially greater resources than the Company.

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

PRINCIPAL CUSTOMERS

The Company's principal customers for its products and services are General Motors Corporation, Ford Motor Company, Chrysler Corporation (the "Big Three") and their respective suppliers. Direct sales to principal customers as a percentage of the Company's total sales during the three most recent fiscal years were as follows:

                                                                                    Year Ended June 30
                                                                             1998           1997          1996
                                                                          ------------------------------------
              Big Three:
                   General Motors Corporation                                 19%            22%           30%
                   Ford Motor Company                                         12%            14%           14%
                   Chrysler Corporation                                       10%            11%           11%
                                                                          ------------------------------------
                                                                              41%            47%           55%
              Others over 10% of consolidated sales:
                   Eaton Corporation                                          21%            11%           10%

EMPLOYEES

As of June 30, 1998, the Company employed 691 persons. All production personnel of Precision Products located in Defiance, Ohio, are represented by the United Auto Workers (the "UAW"). The current contract between Precision Products and the UAW was signed in May 1994 and expires in November 1998.

GOVERNMENT REGULATION

Management of the Company believes that compliance with applicable Federal, state, and local environmental laws and regulations has not had nor should have a material affect upon the capital expenditures, net income, or competitive position of the Company.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

Name                                         Age      Position
----                                         ---      --------
Thomas H. Roulston II                         65      Chairman of the Board and Director (1)
Jerry A. Cooper                               59      President, Chief Executive Officer and Director (2)
Michael J. Meier                              44      VP-Finance, Chief Financial Officer, Secretary and Treasurer
James L. Treece                               60      Chief Accounting Officer and Assistant Treasurer
Carl A. Rispoli                               53      Corporate Controller and Assistant Secretary
Clifford Schumacher                           46      VP-Marketing and Corporate Development

              (1) Term as director expires in 1999
              (2) Term as director expires in 1998, nominee for director with term expiring in 2001

Thomas H. Roulston II has served as Chairman of the Board since in 1990. Mr. Roulston has been the chairman of the board of Roulston & Company, Inc. of Cleveland, Ohio since 1990, and served as president of Roulston & Company, Inc. from 1963 until 1990. Roulston & Company, Inc. is a registered investment advisor. He is also a director of American Stone Industries, Inc., Continental Managed Pharmacy Services, Inc., MJM Industries, Inc., University Club of Cleveland and R.B. Mfg. Co.

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

Carl A. Rispoli joined the Company in 1997 as Corporate Controller and Assistant Secretary. Since 1996 Mr. Rispoli had been self-employed as a management consultant. From 1984 to 1995 Mr. Rispoli held various financial and operating positions with Brush Wellman, Inc., including divisional controller, divisional director of materials and planning, plant director of operations and director of corporate information systems. Brush Wellman is a supplier of high-performance materials with a focus on beryllium-based materials.

Clifford Schumacher joined the Company in 1998 as VP-Marketing and Corporate Development. Prior to joining the Company, Mr. Schumacher was responsible for marketing and business development for ACMI, Inc., a manufacturer of aluminum automotive components located in Southfield, Michigan. Prior to joining ACMI in 1995 he worked for Alcan Aluminum for seven years, which included two years as business development manager and three years as business manager for subsidiaries of Alcan. Earlier in his career he was with E.I. Du Pont de Nemours, Himont Plastics and Ford Motor Company.

No executive officer has any family relationship to any other executive officer or director of the Company, except Thomas H. Roulston II, who is the father of Scott D. Roulston, a director of the Company. Each executive officer holds office until the first meeting of the Board of Directors of the Company following the annual meeting of stockholders of the Company and his successor has been elected and qualified, or until his earlier resignation or removal from office.

ITEM 2.       PROPERTIES

Following are the principal properties of the Company as of June 30, 1998:

                                                  Approximate area             Owned or
Location                                            in square feet               Leased         Primary use
--------                                            --------------               ------         -----------
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

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The principal market in which the Company's Common Stock is traded is the Nasdaq National Market (Nasdaq Symbol DEFI). The following table indicates the high and low sales price of the Company's Common Stock traded on the Nasdaq National Market and the cash dividends declared per share for each full quarterly period within the two most recent fiscal years:

                                                                                      Market Price
                                                                                    ------------------         Dividends
                                                                                    High           Low          Declared
                                                                                    ----           ---       -------------
Fiscal 1998
     First quarter (July 1, 1997 -  September 30, 1997)                             $8.75         $6.63        $0.04
     Second quarter (October 1, 1997 -  December 31, 1997)                          $8.75         $7.13         0.04
     Third quarter (January 1, 1998 -  March 31, 1998)                             $10.25         $7.88         0.04
     Fourth quarter (April 1, 1998 -  June 30, 1998)                                $9.00         $8.13         0.04
                                                                                                          ----------
            Total                                                                                              $0.16
                                                                                                          ==========

Fiscal 1997
     First quarter (July 1, 1996 -  September 30, 1996)                             $6.88         $5.38        $0.04
     Second quarter (October 1, 1996 -  December 31, 1996)                          $6.88         $6.25         0.04
     Third quarter (January 1, 1997 -  March 31, 1997)                              $8.00         $6.38         0.04
     Fourth quarter (April 1, 1997 -  June 30, 1997)                                $8.13         $6.13         0.04
                                                                                                          ----------
             Total                                                                                             $0.16
                                                                                                          ==========

As of July 31, 1998 the Company had 232 stockholders of record. This figure does not include those persons who hold the Company's stock through nominee accounts, otherwise known as "street name" stockholders. The Company estimates it has 2,500 stockholders, including those persons holding stock in street name.

The Company expects its practice of paying quarterly dividends on its Common stock will continue, although future dividends will continue to depend upon the Company's earnings, capital requirements, financial condition and other factors.

ITEM 6.       SELECTED FINANCIAL DATA

                        DEFIANCE, INC. AND SUBSIDIARIES

                       FIVE YEAR SELECTED FINANCIAL DATA
                    (In thousands, except per share amounts)

                                                                                      Year Ended June 30
                                                                1998          1997          1996         1995        1994
                                                               ---------------------------------------------------------------
Net sales                                                       $   89,251   $   92,123   $  103,975   $   92,532   $   81,645

Earnings before cumulative effect of accounting change          $    4,516   $    4,335   $    1,598   $    6,594   $    5,437
Cumulative effect of accounting change                                --           --           --           --            564
                                                               ---------------------------------------------------------------
              Net earnings                                      $    4,516   $    4,335   $    1,598   $    6,594   $    6,001
                                                               ===============================================================

Earnings per common share before cumulative effect of
   accounting change                                            $     0.73   $     0.67   $     0.24   $     0.98   $     0.81
Cumulative effect per common share of accounting change               --           --           --           --           0.09
                                                               ---------------------------------------------------------------
              Basic and diluted net earnings per common share   $     0.73   $     0.67   $     0.24   $     0.98   $     0.90
                                                               ===============================================================

Working capital                                                 $   12,622   $   11,781   $    9,537   $   12,149   $   10,112
Cost in excess of net assets of acquired companies (goodwill)
   net of accumulated amortization                              $    4,619   $    4,871   $    5,122   $    6,769   $    7,085
Total assets                                                    $   67,942   $   73,819   $   74,768   $   77,341   $   54,535
Short term interest bearing obligations                         $    3,353   $    4,829   $    5,051   $    4,299   $    2,933
Long term interest bearing obligations                          $    9,955   $   14,968   $   18,134   $   17,182   $    9,346
Stockholders' equity                                            $   40,103   $   38,391   $   35,438   $   36,296   $   30,174

Dividends paid                                                  $      986   $    1,029   $    1,045   $      523         --
Dividends per common share                                      $     0.16   $     0.16   $     0.16   $     0.08         --

                        UNAUDITED QUARTERLY INFORMATION
                    (In thousands, except per share amounts)

                                                                  First         Second        Third        Fourth
Fiscal 1998                                                      Quarter        Quarter      Quarter      Quarter       Total
-----------                                                     --------------------------------------------------------------
Net sales                                                       $   20,601   $   21,772   $   23,236   $   23,642   $   89,251
Gross profit                                                    $    3,624   $    4,092   $    5,487   $    5,329   $   18,532
Net earnings                                                    $      262   $      916   $    1,629   $    1,709   $    4,516
Basic and diluted net earnings per common share                 $     0.04   $     0.15   $     0.26   $     0.28   $     0.73

Fiscal 1997
-----------
Net sales                                                       $   22,067   $   22,794   $   22,314   $   24,948   $   92,123
Gross profit                                                    $    4,438   $    5,601   $    4,502   $    4,863   $   19,404
Net earnings                                                    $      710   $    1,509   $      753   $    1,363   $    4,335
Basic and diluted net earnings per common share                 $     0.11   $     0.23   $     0.12   $     0.21   $     0.67

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth certain items from Defiance, Inc.'s Consolidated Statement of Income as a percentage of net sales for the fiscal years ended June 30, 1998 ("1998"), June 30, 1997 ("1997") and June 30, 1996 ("1996"):

                                                                                1998          1997          1996
                                                                       ------------------------------------------
Net sales                                                                       100.0         100.0        100.0
Cost of goods sold                                                               79.2          78.9         81.3
                                                                       ------------------------------------------
              Gross profit                                                       20.8          21.1         18.7
Selling and administrative expenses                                              11.9          11.6         10.8
Other charges                                                                                   0.7          2.5
                                                                       ------------------------------------------
              Operating earnings                                                  8.9           8.8          5.4
Interest expense - net                                                            1.3           1.9          1.7
                                                                       ------------------------------------------
              Earnings before income tax provision                                7.6           6.9          3.7
Income tax provision                                                              2.5           2.2          2.2
                                                                       ------------------------------------------
              Net earnings                                                        5.1           4.7          1.5
                                                                       ==========================================

Net sales - products
--------------------

Net product sales increased by $2,001,000, or 3.5 percent, in 1998 from 1997. Product sales in 1997 included $1,307,000 from the former hard tooling (which ended operations in May 1996) and Vaungarde (which was sold in August 1996) businesses. Product sales from ongoing operations, therefore, increased by $3,308,000, or 5.9 percent, in 1998 from 1997. Sales of cam follower rollers ("CFRs") and axles were up 13 percent due to increased sales to Eaton Corporation for its Chrysler automotive requirements and increased sales of diesel engine CFRs resulting from a strong heavy-duty truck market. This increase was partially offset by 22 percent lower sales of prototype dies and parts as a result of delays in the release of new prototype programs from both Ford and Chrysler during the first half of 1998. These delays were due to engineering design changes and changes in the scope of these projects. Sales of prototype dies and parts returned to more normal levels in the second half of 1998 with the release of these projects.

Net product sales decreased by $10,280,000, or 15.1 percent, in 1997 from 1996. Product sales in 1996 included $23,068,000 from the former hard tooling and Vaungarde businesses, compared with $1,307,000 in 1997. Product sales from ongoing operations, therefore, increased by $11,481,000, or 25.5 percent, in 1997 from 1996. Sales of CFRs and axles were up 26 percent due to new General Motors business started in 1996 for light truck engine applications, increased sales to Eaton Corporation for existing Ford and new Chrysler automotive requirements and increased demand for diesel engine CFRs. Sales of prototype dies and parts were up 22 percent due to a stronger prototype market in 1997 as compared with 1996.

Net sales - services
--------------------

Net service revenues decreased by $4,873,000, or 14.2 percent, in 1998 from 1997. Revenues from tooling development services were down 15 percent as a result of delays in the release of new tooling programs from both Ford and Chrysler during the first half of 1998. These delays were due to engineering design changes and changes in the scope of these projects. Revenues from tooling development services returned to more normal levels in the second half of 1998 with the release of these projects. Revenues from testing services were down 14 percent as a result of scaled-back testing demand from automotive original equipment manufacturers ("OEMs") and their Tier One suppliers, which had stabilized by the end of 1998.

Net service revenues decreased by $1,572,000, or 4.4 percent, in 1997 from 1996. Revenues from tooling development services declined 10 percent from 1996, which included a significant amount of tooling development work in support of the hard tooling project discussed above in "Net sales - products". Revenues from testing services were consistent between 1997 and 1996.

Gross profit - products
-----------------------

Gross profit from products, as a percentage of sales, increased from 17.1 percent in 1997 to 19.0 percent in 1998. The former hard tooling and Vaungarde businesses did not have a material impact on margins in 1997. The improvement in margins was primarily due to higher sales combined with increased CFR and axle production levels and improved operating efficiencies at the Upper Sandusky, Ohio facility, which suffered start-up inefficiencies after beginning operations in late 1996.

Gross profit from products, as a percentage of sales, increased from 12.4 percent in 1996 to 17.1 percent in 1997. Not considering the former hard tooling and Vaungarde businesses, margins were 17.6 percent of sales in 1996 and 17.2 percent in 1997. Margins from ongoing operations were held back in 1997 from production start-up inefficiencies and training of personnel at the Upper Sandusky, Ohio CFR facility.

Gross profit - services
-----------------------

Gross profit from services, as a percentage of sales, declined from 30.7 percent in 1996 to 27.7 percent in 1997, and to 24.4 percent in 1998, primarily the result of lower sales in 1998 and 1997 as compared with the respective prior years.

Selling and administrative (S&A) expenses
-----------------------------------------

S&A expenses in 1998 decreased $130,000, or 1.2 percent, from 1997, primarily from lower accruals for profit-based incentive plans and cost control efforts.

S&A expenses in 1997 decreased $597,000, or 5.3 percent, from 1996, primarily from the effect of the sale of the Vaungarde business unit in early 1997 and ending all hard tooling operations in late 1996.

Interest income and expense
---------------------------

Interest expense, net of interest income, for 1998 decreased $513,000, or 30.7 percent from 1997 on lower levels of average net borrowings and effective interest rates.

Interest expense, net of interest income, for 1997 decreased $7,000, or less than 0.1 percent, from 1996 on similar levels of average net borrowings and effective interest rates.

Income taxes
------------

The effective income tax rate for 1998 was 33.6 percent, compared to 32.3 percent in 1997 and 59.0 percent in 1996. The significant difference in the effective rate for 1996 was due to a $2,600,000 non-cash charge for the sale of Vaungarde that was not deductible for income tax purposes. Also contributing to the difference between the statutory rate and the effective rate in each year is amortization of cost in excess of net assets of acquired companies (goodwill), which is not deductible for income tax purposes.

Trends in operations
--------------------

Sales of domestic automobiles and light trucks have been relatively stable since calendar year 1994, with vehicle sales totaling between 15.1 and 15.5 million units each year through calendar year 1997. Prior to the General Motors labor strike which began in June 1998, industry analysts estimated total vehicle sales at 15.2 million units in calendar year 1998 and 15.0 million units in calendar year 1999. Analysts now estimate total vehicle sales in calendar year 1998 will be 15.0 million units.

Trends in the domestic automobile and light truck industry are driven by automakers' needs, causing the action of their suppliers to be reactive. Ford, General Motors and Chrysler (the "Big Three") have increased outsourcing as they focus on being assemblers of vehicles rather than manufacturers of vehicles. They are relinquishing many non-core functions to their suppliers to trim their operations and reduce costs. As a result, automotive suppliers are being asked to perform and integrate more aspects of the automotive manufacturing process, do them better, and accomplish them in a coordinated fashion with the global direction of the Big Three.

To win future business, suppliers are looking for additional resources. In many cases, mergers and acquisitions offer suppliers the means of integrating systems and achieving the size demanded by increasingly global automakers. The resulting consolidation of the supplier base is causing increased customer selectivity by the automakers among a more limited supplier group to simplify purchasing and improve quality. In response to these trends, suppliers are finding it necessary to distinguish themselves from other suppliers by providing higher quality products and services and lower prices.

Management expects the Company to benefit from these industry trends. Automobile and truck producers are increasingly shifting the responsibility for the manufacture of vehicle components to their suppliers. This shift, combined with the emphasis on attaining shorter production cycles and development, engineering and improving quality, is expected to increase long term demand for design and testing services from large automotive suppliers. As the automakers reduce the number of suppliers they use, established suppliers will have opportunities for additional work. Each of the company's subsidiaries seeks to create a competitive advantage through technological and manufacturing niches utilizing research, development, engineering and design capabilities to differentiate it from its competitors. In addition, each subsidiary stresses systems capabilities as compared with supplying only individual components, thereby savings its customers time and money. The Company's long-term strategy is to strengthen margins through improved productivity and prudent capital investment, and to expand the Company's already strong position in these niche markets through global marketing efforts and acquisitions that fit this strategic direction.

The General Motors labor strike, resolved in late July, affected earnings in the fourth quarter of fiscal 1998 by approximately 2 cents per share, and is expected to negatively affect earnings in the first quarter of fiscal 1999 by approximately 6 to 8 cents per share. The Company normally ships $1 million a month in cam follower rollers to Delphi for General Motors' automotive and light truck applications. Including the effect of the General Motors labor strike, sales in fiscal 1999 are expected to increase modestly. No new CFR programs are currently expected in fiscal 1999, but modest sales growth is anticipated for prototype dies and parts, testing services and tooling development services, leading to higher earnings in fiscal 1999, barring labor disruptions and assuming the economy and automotive industry remain stable.

Inflation over the past three years has affected the Company's cost of materials and labor while selling prices have remained relatively constant under pricing pressures from the Big Three. Most of these cost increases have been offset, however, through process improvements, gains in productivity and arrangements with some customers to share cost increases.

All production personnel of Precision Products located in Defiance, Ohio, are represented by the United Auto Workers (the "UAW"). The current contract between Precision Products and the UAW was signed in May 1994, and expires in November 1998. The Company does not anticipate any difficulties relative to the renewal of this contract.

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

Year 2000
---------

The Company has completed its assessment of Year 2000 implications and has put an action plan in place with the necessary resources dedicated to resolution. This assessment included a review at each location of all business, manufacturing, diagnostics, inspection, modeling, forecasting, spreadsheet and engineering applications, as well as all equipment that has a microprocessor which can accept or distribute a date. The Big Three, acting through the Automotive Industry Action Group ("AIAG"), has taken a pro-active stance regarding the readiness of its supplier base by requesting that each supplier complete and return a self-assessment checklist. The Company has completed this checklist and is registered in the AIAG database. In addition, an independent firm hired by General Motors has assessed the Company's Year 2000 program and gave the Company a "low risk" rating relative to the Company's Year 2000 readiness.

Although the entire project is not yet complete, the Company believes with modifications to existing software, conversions to new software, and in some cases the purchase of new hardware, the Year 2000 issue will not pose significant operational problems for its computer systems. Management believes work to address the Year 2000 issue will be completed in a timely fashion and estimates the out-of-pocket cost to become 2000 compliant will not exceed $300,000. Management also believes the Year 2000 issue will not materially affect future financial results or cause reported financial information not to be indicative of future operating results or the future financial condition of the Company. As part of this plan, the Company has also made inquiries of its critical products and services suppliers regarding their Year 2000 readiness, and continues to follow up these inquiries to ensure, to the best of its ability, that these suppliers will also be Year 2000 compliant. Nonetheless, there can be no assurance that the systems used by these suppliers will be remediated in a timely manner, which, if not remediated, may have an adverse affect on the Company.

The preceding discussion includes forward-looking statements. See "Trends in Operations."

FINANCIAL CONDITION (LIQUIDITY AND CAPITAL RESOURCES)

The following table includes certain items and analyses derived from Defiance, Inc.'s Consolidated Statement of Cash Flows and Consolidated Balance Sheet for the fiscal years 1998, 1997 and 1996.

Operating activities and working capital                      (All dollar amounts in thousands)
----------------------------------------
                                                                1998          1997         1996
                                                         ----------------------------------------
Net earnings                                                    $4,516       $4,335       $1,598
Items not affecting cash                                         7,103        7,204        9,435
Changes in working capital components                            2,968       (5,981)       1,044
                                                         ----------------------------------------
              Cash provided by operating activities             14,587        5,558       12,077
              Increase (decrease) over prior year                9,029       (6,519)       3,083

Current assets                                                 $27,297      $28,974      $27,716
Current liabilities                                             14,675       17,193       18,179
                                                         ----------------------------------------
              Working capital                                   12,622       11,781        9,537
              Current ratio                                       1.86         1.69         1.52

Cash provided by operating activities was $14,587,000 in 1998, compared to operating cash flows of $5,558,000 in 1997 and $12,077,000 in 1996. Items not affecting cash in all years include depreciation and amortization of property, plant and equipment, amortization of goodwill and amortization of preoperating costs of $914,000, $914,000 and $525,000, respectively, and a $2,600,000 charge for the sale of Vaungarde in 1996. Net cash provided by working capital components in 1998 of $2,968,000 was primarily due to decreased accounts receivable related to higher than normal sales levels at the end of the prior fiscal year offset by higher inventories and lower accounts payable. Net cash used for working capital components in 1997 of $5,981,000 was primarily due to increased accounts receivable related to higher than normal sales levels at end of the fiscal year. Net cash provided by working capital components in 1996 of $1,044,000 was primarily due to lower inventories and accounts receivable related to the end of a major hard tooling contract, partially offset by lower trade payables, incentive bonus accruals and Federal income tax accruals.

The most significant item affecting the Company's working capital is accounts receivable, which generally average between sixty and seventy days outstanding. This is not unusual for the industry in which the Company operates. Many of the Company's customers are also suppliers to the major automotive companies, and these suppliers are often not in a position to pay the Company until they have received payment from their customers. While the investment in accounts receivable is significant, the risk of non-collection is low owing to the Company's emphasis on credit policies and collections. Uncollectible accounts charged against the reserve for bad debts for the past three fiscal years totaled $146,000, representing less than one-tenth of one percent of sales.

Financing activities and banking facility                             (All dollar amounts in thousands)
-----------------------------------------
                                                                      1998          1997         1996
                                                                  ----------------------------------------
Total short and long term obligations (funded debt)              $   13,308     $   19,797     $   23,185
              Increase (decrease) from prior year                    (6,489)        (3,388)         1,704

Total capitalization (funded debt above plus equity)             $   53,411     $   58,188     $   58,623
              Debt to total capitalization ratio                       24.9%          34.0%          39.5%

Cash received from exercise of employee stock options
   (excluding tax benefit of $141 in 1998 and $215 in 1997)      $      658     $    1,103     $       71

Purchase of common shares for treasury                           $    2,617     $    2,262     $      891
Dividends paid                                                   $      986     $    1,029     $    1,045

Additional borrowing capacity under line of credit at year end   $    6,000     $    4,335     $    6,000

Total funded debt decreased $6,489,000 in 1998 and $3,388,000 in 1997, and increased $1,704,000 in 1996. The Company received $1,832,000 over the past three years from the sale of common stock pursuant to the exercise of employee stock options, paid a total of $3,060,000 in dividends and paid $5,770,000 to repurchase common shares.

The Company's banking arrangement with its primary lender includes a $6,000,000 unsecured revolving line of credit to support working capital needs which expires October 2000. Borrowings under this facility are at rates below prime. All $6,000,000 was available for borrowing at the end of 1998.

Investing activities                                                         (All dollar amounts in thousands)
--------------------
                                                                               1998         1997         1996
                                                                         -----------------------------------------
Capital expenditures, including assets acquired under capitalized leases   $    2,988   $    4,208   $    9,994
Depreciation and amortization of property, plant and equipment                  6,093        5,990        5,206

Capital spending over the past three years included a total of approximately $9,000,000 for equipment in support of expanded production capacity for gasoline engine cam follower rollers and axles, approximately $6,000,000 of which was for the Upper Sandusky, Ohio facility. The remaining capital spending during the past three years was for upgrades to existing equipment, manufacturing process improvements, asset replacements and expenditures to support other new or increased business.

Trends in liquidity and capital resources
-----------------------------------------

Liquidity in fiscal 1999 is expected to continue to be adequate to meet operating needs through profitability and the resulting cash flows combined with borrowing capacity under the revolving line of credit. Liquidity is defined as the ability of an enterprise to mobilize cash to support operating needs.

Based on currently expected levels of business, the Company plans to spend $5,000,000 in capital expenditures in fiscal 1999 relative to asset replacements, cost reduction, and productivity improvement programs, of which approximately $1,500,000 relates to projects started in fiscal 1998. Additional capital expenditures relating to new or increased sales are currently estimated at $2,000,000.

From time to time the Company has evaluated and intends to continue to evaluate possible acquisitions. The Company does not anticipate any difficulty in obtaining the funds required to make such possible acquisitions.

At June 30, 1998, the Company had noncancelable outstanding commitments for capital expenditures totaling approximately $1,105,000. The Company expects to fund its planned fiscal 1999 capital expenditures through operating cash flow. In addition, the Company's status as an unsecured borrower from its primary lender and modest debt to total capitalization ratio reflect favorably on the Company's ability to generate additional sources of capital in the future, should they be required.

In January 1996, the Company adopted a stock repurchase plan. This program is flexible and has not detracted from the Company's business strategies or investment opportunities. Stock repurchases have been funded from operating cash flow or loans from Comerica Bank under the existing revolving credit facility. Any such borrowings have been made in accordance with the Company's loan covenants with Comerica Bank and have not hindered the Company's ability to fund capital expenditures, acquisitions, or its business operations. A total of 864,100 common shares were repurchased in open market transactions for $5,770,000 during 1996, 1997 and 1998. The Company anticipates it will continue to repurchase shares in fiscal 1999.

In March 1995, the Company paid its first cash dividend to holders of its common stock since it became publicly owned in 1985. A quarterly cash dividend of four cents per share has been paid each quarter since that time. The Company anticipates future quarterly dividends, and does not expect its liquidity or capital resources to be materially affected by the payment of dividends.

Certain credit agreements of the Company contain various warranties and covenants. As of June 30, 1998, the Company is in compliance with all of these covenants, and expects to remain in compliance with these covenants in fiscal 1999.

The preceding discussion includes forward-looking statements. See "Trends in Operations."

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's only financial instruments with market risk exposure are revolving credit borrowings and variable rate term loans, which total $11,430,000 at June 30, 1998. Based on this balance, a change of one percent in the interest rate would cause a change in interest expense of approximately $114,000, or $0.01 per share, on an annual basis.

These instruments are non-trading in nature (not entered into for trading purposes) and carry interest at a pre-agreed upon percentage point spread from either the prime interest rate or 30-day Eurodollar interest rate. The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rated borrowings.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements of Defiance, Inc. and Subsidiaries                                                Page
----------------------------------------------------------------                                                ----

Report of Independent Auditors                                                                                    15
Consolidated Balance Sheet at June 30, 1998 and 1997                                                              16
Consolidated Statement of Income for the years ended June 30, 1998, 1997 and 1996                                 18
Consolidated Statement of Stockholders' Equity for the years ended June 30, 1998, 1997 and 1996                   19
Consolidated Statement of Cash Flows for the years ended June 30, 1998, 1997 and 1996                             20
Notes to Consolidated Financial Statements                                                                        21

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Defiance, Inc.

We have audited the consolidated balance sheet of Defiance, Inc. and subsidiaries as of June 30, 1998 and 1997 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1998. Our audits also included the financial statement schedule for the years ended June 30, 1998, 1997 and 1996 listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Defiance, Inc. and subsidiaries at June 30, 1998 and 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Cleveland, Ohio
August 5, 1998

                         DEFIANCE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                        (All dollar amounts in thousands)

                                     ASSETS

                                                                                     June 30
                                                                                 1998         1997
                                                                             ---------------------
CURRENT ASSETS:
     Cash                                                                    $  2,916     $    188
     Accounts receivable, less allowance for doubtful accounts
         of $216 - 1998 and $192 - 1997                                        16,679       21,492
     Inventories                                                                3,801        3,055
     Deferred income taxes                                                        590          565
     Prepaid expenses and other current assets                                  3,311        3,674
                                                                             ---------------------
              Total current assets                                             27,297       28,974

PROPERTY, PLANT AND EQUIPMENT, at cost:
     Land                                                                         394          394
     Buildings and leasehold improvements                                      11,934       11,784
     Machinery and equipment                                                   54,095       54,194
     Office equipment                                                           1,608        1,563
     Construction in process                                                    2,230        1,343
                                                                             ---------------------
                                                                               70,261       69,278
     Accumulated depreciation and amortization                                (35,539)     (31,456)
                                                                             ---------------------
                                                                               34,722       37,822

OTHER ASSETS:
     Cost in excess of net assets of acquired companies, less accumulated
        amortization of $2,756 - 1998 and $2,504 - 1997                         4,619        4,871
     Other                                                                      1,304        2,152
                                                                             ---------------------
                                                                                5,923        7,023

                                                                             ---------------------
              Total assets                                                   $ 67,942     $ 73,819
                                                                             =====================

                         DEFIANCE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

              (All dollar amounts in thousands except par value)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                       June 30
                                                                                                1998             1997
                                                                                            -----------------------------
CURRENT LIABILITIES:
     Current maturities of long term obligations                                            $      3,353     $      4,829
     Accounts payable                                                                              4,967            5,881
     Accrued payroll and employee benefits                                                         3,707            3,833
     Accrued expenses                                                                              2,648            2,650
                                                                                            -----------------------------
              Total current liabilities                                                           14,675           17,193

LONG TERM OBLIGATIONS                                                                              9,955           14,968

DEFERRED INCOME TAXES                                                                              3,209            3,267

CONTINGENCIES - Note M

STOCKHOLDERS' EQUITY:
     Preferred shares, par value $.05, 2,000,000 shares authorized, no shares outstanding Common shares, par value $.05, 15,000,000 shares authorized, shares issued
         7,025,549 - 1998 and 6,920,996 - 1997                                                       351              346
     Additional paid-in capital                                                                   24,141           23,347
     Common shares in treasury, at cost, 864,100 shares - 1998 and 504,100 shares - 1997          (5,770)          (3,153)
     Retained earnings                                                                            21,381           17,851
                                                                                            -----------------------------
                                                                                                  40,103           38,391

                                                                                            -----------------------------
              Total liabilities and stockholders' equity                                    $     67,942     $     73,819
                                                                                            =============================

The accompanying notes are an integral part of the financial statements.

                         DEFIANCE, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
              (All amounts in thousands, except per share amounts)

                                                                   Year Ended June 30
                                                              1998        1997        1996
                                                            ---------------------------------
Net sales:
     Products                                               $ 59,806    $ 57,805    $ 68,085
     Services                                                 29,445      34,318      35,890
                                                            ---------------------------------
                                                              89,251      92,123     103,975
                                                            ---------------------------------
Cost of goods sold:
     Products                                                 48,453      47,908      59,646
     Services                                                 22,266      24,811      24,856
                                                            ---------------------------------
                                                              70,719      72,719      84,502
                                                            ---------------------------------
              Gross profit                                    18,532      19,404      19,473
Selling and administrative expenses                           10,569      10,699      11,296
Other charges - Note B                                                       632       2,600
                                                            ---------------------------------
              Operating earnings                               7,963       8,073       5,577
Interest expense - net                                         1,160       1,673       1,680
                                                            ---------------------------------
              Earnings before income tax provision             6,803       6,400       3,897
Income tax provision                                           2,287       2,065       2,299
                                                            ---------------------------------
              Net earnings                                  $  4,516    $  4,335    $  1,598
                                                            ================================

Basic and diluted net earnings per common share - Note A    $   0.73    $   0.67    $   0.24
                                                            ================================

The accompanying notes are an integral part of the financial statements.

                         DEFIANCE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              (All amounts in thousands, except per share amounts)

                                                 Common Shares
                                          ------------------------  Additional                Minimum
                                              Number                 Paid-in     Treasury      Pension      Retained
                                             of Shares    Amount     Capital      Shares      Liability     Earnings     Total
                                          ----------------------------------------------------------------------------------------
July 1, 1995                                 6,544     $    327     $ 21,977                               $ 13,992     $ 36,296
   Stock options exercised                      30            1           70                                                  71
   Treasury shares purchased                  (158)                              ($   891)                                  (891)
   Net earnings                                                                                               1,598        1,598
   Dividends ($0.16 per share)                                                                               (1,045)      (1,045)
   Adjustment for minimum pension
      liability, net of deferred taxes                                                        ($   591)                     (591)
                                          ----------------------------------------------------------------------------------------
June 30, 1996                                6,416          328       22,047         (891)        (591)      14,545       35,438
   Stock options exercised                     347           18        1,300                                               1,318
   Treasury shares purchased                  (346)                                (2,262)                                (2,262)
   Net earnings                                                                                               4,335        4,335
   Dividends ($0.16 per share)                                                                               (1,029)      (1,029)
   Adjustment of minimum pension
      liability, net of deferred taxes                                                             591                       591
                                          ----------------------------------------------------------------------------------------
June 30, 1997                                6,417          346       23,347       (3,153)           0       17,851       38,391
   STOCK OPTIONS EXERCISED                     104            5          794                                                 799
   TREASURY SHARES PURCHASED                  (360)                                (2,617)                                (2,617)
   NET EARNINGS                                                                                               4,516        4,516
   DIVIDENDS ($0.16 PER SHARE)                                                                                 (986)        (986)
                                          ----------------------------------------------------------------------------------------
JUNE 30, 1998                                6,161     $    351     $ 24,141     ($ 5,770)    $      0     $ 21,381     $ 40,103
                                          ========================================================================================



The accompanying notes are an integral part of the financial statements.

                         DEFIANCE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (All amounts in thousands)

                                                                                                  Year Ended June 30
                                                                                           1998         1997         1996
                                                                                        ----------------------------------
OPERATING ACTIVITIES:
     Net earnings                                                                       $  4,516     $  4,335     $  1,598
     Adjustments to reconcile net earnings to cash provided by operating activities:
          Depreciation and amortization of property, plant and equipment                   6,093        5,990        5,206
          Amortization of other assets                                                     1,165        1,165          776
          Charge for sale of business                                                                                2,600
          (Gain) on sale of assets                                                            (5)         (87)         (17)
          Deferred income taxes                                                             (150)         136          870
     Changes in assets and liabilities:
          Accounts receivable                                                              4,813       (4,877)       1,439
          Inventories                                                                       (746)        (449)       3,491
          Accounts payable and accrued expenses                                           (1,269)        (595)      (2,331)
          Income taxes                                                                       295          114         (246)
          Net assets of business sold                                                                    (645)      (1,061)
          Prepaid expenses and other                                                        (125)         471         (248)
                                                                                        ----------------------------------
              Cash provided by operating activities                                       14,587        5,558       12,077
                                                                                        ----------------------------------

INVESTING ACTIVITIES:
     Capital expenditures                                                                 (2,988)      (4,208)      (9,994)
     Cash and assigned liquid assets received from sale of business                          275        2,803
     Preoperating costs                                                                                             (1,774)
     Other - net                                                                             147          156          (74)
                                                                                        ----------------------------------
              Cash used for investing activities                                          (2,566)      (1,249)     (11,842)
                                                                                        ----------------------------------

FINANCING ACTIVITIES:
     Payments of long term obligations                                                    (6,489)      (5,053)      (4,296)
     Additions to long term obligations                                                                 1,665        6,000
     Issuance of common shares from exercise of employee stock options                       799        1,318           71
     Purchase of common shares for treasury                                               (2,617)      (2,262)        (891)
     Dividends paid                                                                         (986)      (1,029)      (1,045)
                                                                                        ----------------------------------
              Cash used for financing activities                                          (9,293)      (5,361)        (161)
                                                                                        ----------------------------------

CASH:
     Increase (decrease)                                                                   2,728       (1,052)          74
     Beginning of year                                                                       188        1,240        1,166
                                                                                        ----------------------------------
              End of year                                                               $  2,916     $    188     $  1,240
                                                                                        ===================================

Cash paid during the period for:
     Interest                                                                           $  1,128     $  1,636     $  1,752
     Income taxes                                                                          2,000        1,600        1,675

The accompanying notes are an integral part of the financial statements.

                         DEFIANCE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           YEARS ENDED JUNE 30, 1998 ("1998"), JUNE 30, 1997 ("1997"),
                           AND JUNE 30, 1996 ("1996")
         (All amounts in thousands, except share and per share amounts)

A - ACCOUNTING POLICIES

Description
-----------

The Company, operating in a single industry segment, manufactures specialty anti-friction bearings and metal prototype dies and parts and provides testing and tooling development services to the U.S. motor vehicle industry.

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

Reclassifications
-----------------

The Company has reclassified certain prior year financial information to conform it to the current year's presentation.

Revenue Recognition
-------------------

Sales of products are recognized when goods are shipped. Revenues from fixed price contracts are recognized on the percentage of completion method. Revenues from cost plus fixed fee and time and material contracts are recognized on the basis of direct labor hours at a predetermined rate or markup. Accounts receivable include $3,640 and $4,061 of unbilled costs related to contracts at June 30, 1998 and 1997, respectively. Changes in estimated job profitability are recognized in the period in which the revisions are determined. Provisions are made for the full amount of anticipated future losses on contracts when they are identified.

Net Earnings Per Common Share
-----------------------------

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is calculated in a manner that is very similar to the previously reported fully diluted earnings per share. The average number of shares outstanding used in the calculation of basic earnings per share were 6,170,884 in 1998, 6,423,420 in 1997 and 6,532,285 in 1996. The average number of shares outstanding used in the calculation of diluted earnings per share were 6,211,338 in 1998, 6,505,456 in 1997 and 6,707,078 in 1996. All earnings per share amounts for all periods have been presented and where necessary, restated to conform to the requirements of Statement 128.

Inventories
-----------

Inventories are valued primarily at the lower of cost (first in, first out method) or market.

Capitalized Interest
--------------------

Interest costs of $293 were capitalized in property, plant and equipment in 1996. No interest was capitalized in 1998 or 1997.

Depreciation and Amortization
-----------------------------

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from 3 to 30 years. Leasehold improvements and capital lease property are amortized over the lesser of the lease life or useful lives of these items.

Preoperating Costs
------------------

Preoperating costs of a new manufacturing facility in Upper Sandusky, Ohio, were deferred prior to the start of production in December 1995. These costs were primarily for labor, rent, utilities and other similar costs required to prepare the facility for production. Production at this facility relates to a contract with Eaton Corporation to provide cam follower rollers and axles which runs through 2001. These costs are being amortized over a thirty-six month period due to the long-term (over thirty-six month) nature of the contract being performed at this facility. The unamortized portion totaled $381, $1,295 and $2,209 at June 30, 1998, 1997 and 1996, respectively. The current portion is included in "Prepaid expenses and other current assets" and the long term portion is included in "Other Assets - other" in the Consolidated Balance Sheet. In April 1998, the American Institute of Certified Public Accountants (the "AICPA") issued SOP 98-5, "Reporting the Costs of Start-up Activities". The SOP requires start-up costs that were capitalized prior to January 1, 1999 be written off at that time, and any future start-up costs to be expensed as incurred. Since the unamortized balance as of June 30, 1998 will be fully amortized before that date, the adoption of this SOP will have no effect on the Company's financial position or results of operations.

Intangible Assets
-----------------

Cost in excess of net assets of acquired companies (or goodwill) is amortized using the straight-line method over 30 years. The carrying value of goodwill will be reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, based on the undiscounted cash flows of the entities acquired over the remaining amortization period, the Company's carrying value of the goodwill will be adjusted accordingly. This is in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in the first fiscal quarter of 1997. The adoption of this statement had no material affect on the Company's financial condition or results of operations.

Stock-Based Compensation
------------------------

As allowed under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company continues to apply APB No. 25, "Accounting for Stock Issued to Employees," to account for stock options awarded to employees. Accordingly, no compensation expense is recognized on the date of grant since the option price equals the market price of the underlying shares on that date. Additional disclosures required under Statement 123 are included in Note G.

Accounting Pronouncements
-------------------------

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which require the disclosure of total comprehensive income and change the method for determining and reporting business segment information. The Company's components of comprehensive income have historically included adjustments to shareholders' equity for the impact of minimum pension liabilities. The FASB's new guidelines for determining business segments will require the disclosure of certain additional financial information. The adoption of these new standards is required in fiscal 1999. In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which improves and standardizes disclosures about pensions and other postretirement benefits. Statement 132 addresses disclosure issues only and does not change the measurement or recognition provisions specified in those statements.

B - OTHER CHARGES

Other charges included in the Consolidated Statement of Income are $632 to terminate a pension plan and settle obligations in 1997 and $2,600 for the sale of a business in 1996.

The Company terminated a defined-benefit pension plan at one of its subsidiaries in 1997. Benefits under this plan had been curtailed during the fiscal year ended June 30, 1995. In accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination of Benefits," a one-time charge of $632 was made in 1997 when the plan was terminated and all obligations were settled. See Note H for further information.

In August 1996 the Company sold all the common shares of its Vaungarde, Incorporated ("Vaungarde") subsidiary to increase the focus on its core operating capabilities. The Company received $2,513 in cash, $290 of certain assigned liquid assets and $950 of notes receivable, which totaled $3,753. On June 30, 1996, the Company's carrying value of this business exceeded the proceeds expected from the sale by $2,600, and the Company recorded a non-cash charge of $2,600 (representing $0.39 per share on a pro forma basis) in 1996 to reflect the anticipated loss on the sale of the business. This charge consisted of the following: write-off excess of cost over net assets of acquired company (goodwill) - $1332, write-down other assets, principally property, plant and equipment - $949 and expenses of sale accruable at June 30, 1996 - $319.

This transaction does not meet the criteria for discontinued operations treatment for accounting purposes. Therefore, the sales and results of operations of this business are included in continuing operations in 1996 and in continuing operations through the date of sale in the fiscal year ended June 30, 1997. Sales of this business were $1,203 and $9,887 in 1997 and 1996, respectively, and operating losses were $74 and $834 in 1997 and 1996, respectively.

C - INVENTORIES
                                                                                      June 30
                                                                                  1998     1997
                                                                                ------------------
          Raw materials                                                           $1,628    $1,264
          Work in process                                                          1,164     1,300
          Finished goods                                                           1,009       491
                                                                                ------------------
                        Total inventories                                         $3,801    $3,055
                                                                                ==================

D - PREPAID EXPENSES AND OTHER CURRENT ASSETS

                                                                                      June 30
                                                                                  1998     1997
                                                                                ------------------
          Pension                                                                 $  795    $  854
          Factory and production supplies                                            761       706
          Preoperating costs                                                         381       914
          Insurance                                                                  243       220
          Other                                                                    1,131       980
                                                                                ------------------
                        Total prepaid expenses and other current assets           $3,311    $3,674
                                                                                ==================

E - ACCRUED EXPENSES
                                                                                      June 30
                                                                                  1998     1997
                                                                                ------------------
          Taxes                                                                   $  944    $  808
          Insurance                                                                  499       676
          Rent                                                                       255       253
          Interest                                                                   186       169
          Other                                                                      764       744
                                                                                ------------------
                        Total accrued expenses                                    $2,648    $2,650
                                                                                ==================

F - LONG TERM OBLIGATIONS
                                                                                      June 30
                                                                                  1998     1997
                                                                                ------------------
          Revolving credit borrowings                                                      $1,665
          Variable rate term loan to bank due through 2004                        $4,430    5,286
          Variable rate term loan to bank due through 2003                         7,000    8,714
          7% term loan to bank due through 1999                                      388    1,780
          7.35% Urban Development Action Grant due through 2002                      619      669
          Other                                                                        9      475
                                                                                ------------------
                        Total long term debt                                      12,446   18,589
          Capitalized lease obligations - Note J                                     862    1,208
                                                                                ------------------
                        Total long term obligations                               13,308   19,797
          Less current maturities of long term obligations                        (3,353)  (4,829)
                                                                                ------------------
                        Total long term obligations less current maturities       $9,955  $14,968
                                                                                ==================

At June 30, 1998, the Company had $6,000 in additional borrowing capacity under a revolving credit agreement expiring October 1999. Subsequent to year end, this agreement was renewed through October 2000. Borrowings under this facility carry interest at the prime interest rate less 100 basis points. The Company is required to pay a fee of 1/8% on the unused portion of the facility. The prime interest rate at June 30, 1998 and 1997 was 8.50%.

The variable rate term loans to bank carry interest at the Euro dollar rate plus 115 basis points. The effective interest rate for these loans as of June 30, 1998 and 1997 was 6.78% and 6.84%, respectively.

All borrowings from the Company's primary lender, Comerica Bank, comprised of revolving credit borrowings, variable rate term loans and the 7% term loan are unsecured. The Company is restricted from pledging any of its assets without the prior consent of the bank.

The Urban Development Action Grant loan is secured by certain assets of one of the Company's subsidiaries with a net book value of $5,409 at June 30, 1998. Capitalized lease obligations are secured by the specific assets to which the leases apply.
See Note J.

The Company's financing arrangements also contain various warranties and covenants. As of June 30, 1998 and 1997 the Company was in compliance with these warranties and covenants.

Scheduled maturities of long term debt are as follows: 1999 - $3,353, 2000 - $2,997, 2001 - $2,800, 2002 - $2,639, 2003 - $1,073, and $446 thereafter.

G - STOCK OPTIONS

As allowed under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company continues to apply APB No. 25 to account for stock options awarded to employees. Had compensation expense been determined in accordance with the fair value method under Statement 123, net earnings and earnings per share, on a pro forma basis, would have been as follows:

                                                         1998           1997          1996
                                                     ----------------------------------------
          Net earnings:
             As reported                             $   4,516      $   4,335      $   1,598
             Pro forma                                   4,468          4,312          1,447
          Basic and diluted earnings per share:
             As reported                             $    0.73      $    0.67      $    0.24
             Pro forma                                    0.72           0.66           0.22

The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model with weighted-average assumptions for expected volatility of 37.4%, dividend yield of 2.0% and expected option lives of 5 years for 1998, 1997 and 1996. The assumed risk-free interest rate was 5.8% for 1998 and 6.3% for 1997 and 1996. The resulting weighted-average fair value of options granted in 1998, 1997 and 1996 was $2.85, $2.18 and $2.29 per share, respectively. For pro forma disclosure purposes, the estimated fair value of options has been amortized to expense over each option's vesting period.

The Black-Scholes model was developed to estimate the fair value of traded options with no vesting restrictions that are fully transferable, using highly subjective assumptions, including expected stock price volatility. In the opinion of management, this model does not necessarily provide a single reliable measure of the fair value of the Company's employee stock options because they have characteristics significantly different from those of traded options, and because changes in these subjective assumptions can significantly affect the fair value estimate.

The 1985 Stock Option Plan, adopted by the shareholders in August 1985, and the 1989 Stock Option Plan, adopted by the shareholders in February 1989 and amended in November 1992, provide for the grant of options to employees of the Company to purchase up to 300,000 and 800,000 shares of common stock, respectively. Grants of options are made at no less than the market price on date of grant, are exercisable after between one and four years, and expire after either five or ten years. Option activity during 1998 and 1997 was as follows:


                                                                       Number of shares                   Average
                                                            --------------------------------------        Option
                                                            1985 Plan      1989 Plan        Total          Price
                                                            -----------------------------------------------------
          Options outstanding at June 30, 1996                39,700        583,362        695,610       $   4.92
                        Options issued in 1997                               24,000         24,000       $   6.23
                        Options exercised in 1997            (10,000)      (309,000)      (319,000)      $   3.45
                        Options canceled in 1997              (3,000)                       (3,000)      $   6.38
                                                            -----------------------------------------------------
          Options outstanding at June 30, 1997                26,700        298,362        325,062       $   6.44
                        OPTIONS ISSUED IN 1998                              134,100        134,100       $   8.12
                        OPTIONS EXERCISED IN 1998            (16,533)       (89,581)      (106,114)      $   6.40
                        OPTIONS CANCELED IN 1998              (1,667)       (51,567)       (53,234)      $   6.78
                                                            -----------------------------------------------------
          OPTIONS OUTSTANDING AT JUNE 30, 1998                 8,500        291,314        299,814       $   7.15
                                                            =====================================================
          Available for future years                               0         12,605         12,605
                                                            ========================================

When an employee exercises a nonqualified stock option, the difference between the market price and option price of the stock on the date of exercise is considered taxable income to the employee and deductible compensation expense to the Company. A total of 45,796 and 211,113 nonqualified stock options were exercised in 1998 and 1997, creating tax benefits of $141 and $215, respectively, which were recognized as additional paid-in capital as required under SFAS No. 109, "Accounting for Income Taxes."

The 1994 Nonemployee Directors Stock Option Plan, adopted by the shareholders in November 1994, provides for the automatic annual grant each July 1 of 2,000 options to each nonemployee director of the Company to purchase shares of common stock. Grants of options are made at the market price on date of grant, are exercisable after one year, and expire after ten years. In 1997 each nonemployee director voluntarily surrendered, for no consideration, his automatic grant of options to purchase 2,000 common shares. Option activity during 1998 and 1997 was as follows:

                                                        Number        Average
                                                          of           Option
                                                        Shares         Price
                                                       -----------------------
          Options outstanding at June 30, 1996           24,000       $   7.00
                        Options issued in 1997           12,000       $   6.25
                        Options canceled in 1997        (12,000)      $   6.25
                                                       -----------------------
          Options outstanding at June 30, 1997           24,000       $   7.00
                        OPTIONS ISSUED IN 1998           14,000       $   7.88
                        OPTIONS EXERCISED IN 1998        (4,000)      $   7.00
                        OPTIONS CANCELED IN 1998         (2,000)      $   7.88
                                                       -----------------------
          OPTIONS OUTSTANDING AT JUNE 30, 1998           32,000       $   7.33
                                                       =======================
          Available for future years                    164,000
                                                       ========

H - BENEFIT PLANS

The Company's Defiance Precision Products, Inc. subsidiary has a defined benefit pension plan covering substantially all its collective bargaining employees. Pension benefits for these employees are based on years of credited service. It is the Company's policy to fund this plan to meet the projected benefit obligation and the requirements of ERISA.

Future benefits under a defined-benefit pension plan covering approximately fifty salaried employees at a subsidiary were curtailed in October 1994. The Company received approval from the PBGC and IRS in September 1996 to terminate this plan and distribute all the plan's assets. In January 1997 the Company terminated the plan and settled all its obligations. Amounts presented below for 1998 and 1997 reflect the one remaining pension plan, while amounts for 1996 reflect both plans. See Note B for further information.

The components of pension expense were as follows:

                                                                 1998           1997         1996
                                                             ---------------------------------------
          Service cost, benefits earned during the year      $    127       $    125       $    126
          Interest cost on projected benefit obligation           325            329            511
          Loss (gain) on plan assets                             (675)        (1,066)          (168)
          Net amortization and deferral                           281            741           (364)
                                                             ---------------------------------------
                        Net pension expense                  $     58       $    129       $    105
                                                             =======================================

The expected long term rate of return on plan assets was 9.0% for 1998, 1997 and 1996. Prior service costs are amortized over the average remaining service period of employees using the straight-line method.

Assets of the plan at June 30, 1998 consisted primarily of cash equivalents, corporate stocks and corporate bonds, including common stock of the Company with a market value of approximately $567.

The following reconciles the funded status of the plan to amounts included in the Company's balance sheet:

                                                                                                  June 30
                                                                                             1998          1997
                                                                                          ----------------------
          Actuarial present value of benefit obligations - accumulated and projected
             benefit obligation, $4,653 vested in 1998 and $4,608 vested in 1997          $ 4,884       $ 4,803
          Market value of plan assets                                                       5,571         5,270
                                                                                          ----------------------
                        Plan assets in excess of projected benefit obligation                 687           467
          Unrecognized net obligation                                                         392           439
          Prior service cost not recognized in net periodic pension cost                                     16
          Unrecognized net (gain)                                                            (284)          (68)
                                                                                          ----------------------
                        Prepaid pension cost                                              $   795       $   854
                                                                                          ======================

In determining the projected benefit obligation, the weighted average assumed discount rate was 7.00% for 1998, 7.25% for 1997 and 7.5% for 1996.

The Company provides a voluntary deferred compensation plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan") for all employees who are not subject to a collective bargaining agreement and satisfy the age and service requirements under the 401(k) Plan. Each participant may elect to contribute up to the maximum permitted under federal law, and the Company is obligated under the plan to contribute annually an amount equal to 50% of the participant's contribution up to 2% of that participant's annual compensation. Additionally, the Company can make discretionary contributions based on the profitability of the Company. The Company recorded compensation expense for discretionary contributions of $375, $427 and $490 in 1998, 1997, and 1996, respectively. Employees contributed $1,380, $1,411, and $1,175 in 1998, 1997 and 1996,
respectively, to the 401(k) Plan. In accordance with the provisions of the 401(k) Plan, the Company matched employee contributions in the amount of $353, $362, and $324 during 1998, 1997 and 1996, respectively.

I - INCOME TAXES

The Company accounts for income taxes using the liability method under SFAS No. 109, "Accounting for Income Taxes". Under SFAS 109, deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The income tax provision in the Consolidated Statement of Income is comprised of the following:

                                                    1998          1997         1996
                                                  ----------------------------------
          Current expense - Federal               $ 2,437       $ 1,929      $ 1,429
          Deferred expense  - Federal                (150)          136          870
                                                  ----------------------------------
                        Income tax provision      $ 2,287       $ 2,065      $ 2,299
                                                  ==================================

Significant components of deferred tax assets and liabilities as of June 30, 1998 and 1997 are as follows:

                                                                                                  1998         1997
                                                                                                 --------------------
          Deferred tax assets:
             Accounts receivable                                                                 $    73      $    65
             Employee benefits                                                                       381          438
             Inventories                                                                              25           25
             Other                                                                                   111           37
                                                                                                 --------------------
                        Total deferred tax assets                                                    590          565
          Deferred tax liabilities:
             Depreciation                                                                          3,056        2,782
             Preoperating costs                                                                      129          440
             Employee benefits                                                                        42          109
             Other                                                                                    25           46
                                                                                                 --------------------
                        Total deferred tax liabilities                                             3,252        3,377
                                                                                                 --------------------
                        Net deferred tax liability                                               $ 2,662      $ 2,812
                                                                                                 ====================

A reconciliation of income taxes at the United States statutory rate to the effective income tax rate is as follows:

                                                                                     1998         1997         1996
                                                                                    ---------------------------------
          Federal statutory tax rate                                                 34.0%        34.0%        34.0%
          Amortization of cost in excess of net assets of acquired companies          1.2%         1.3%         1.2%
          Other charges for sale of business                                                                   23.7%
          Other                                                                      -1.6%        -3.0%         0.1%
                                                                                    ---------------------------------
                        Effective tax rate                                           33.6%        32.3%        59.0%
                                                                                    =================================

J - LEASES

The Company leases machinery and equipment used in its manufacturing operations under capital leases with terms extending into fiscal 2001. The Company also leases buildings and equipment under operating leases with terms ranging from one to nine years. Certain operating leases have renewal options for additional years and purchase options, both at fair market value.

At June 30, 1998, future minimum lease payments under noncancelable lease obligations are as follows:

                                                                                                 Capital    Operating
          Fiscal Year                                                                            Leases      Leases
          -----------                                                                         -------------------------
          1999                                                                                $     406      $3,061
          2000                                                                                      407       2,208
          2001                                                                                      169       1,164
          2002                                                                                                  469
          2003                                                                                                   75
                                                                                              ------------------------
                        Total minimum lease payments                                                982      $6,977
                                                                                                            ==========
          Amount representing interest                                                              120
                                                                                              ---------
                        Present value of net minimum lease payments                                 862
          Less current maturities                                                                   330
                                                                                              ---------
                        Long term obligations under capital leases                             $    532
                                                                                              =========

Property, plant and equipment includes the following property under capital leases:

                                                                                                     June 30
                                                                                               1998          1997
                                                                                            ------------------------
          Machinery and equipment                                                             $ 2,555       $ 3,651
          Accumulated amortization                                                             (1,428)       (2,061)
                                                                                            ------------------------
                        Net book value of assets under capital leases                         $ 1,127       $ 1,590
                                                                                            ========================

Rent expense under operating leases was $2,958, $3,189 and $3,647 in 1998, 1997 and 1996, respectively.

Four employees of a subsidiary of the Company each own a one-sixth interest in a partnership which leases a facility to a subsidiary of the Company. The lease, renewing a lease originally entered into prior to the Company's ownership of the subsidiary, was dated October 1997 and expires September 2002 with monthly lease payments of $23.

K - SIGNIFICANT CUSTOMERS

Customers with sales representing over 10% of consolidated sales are as follows:

                                                                 1998       1997       1996
                                                             --------------------------------
          General Motors Corporation                               19%        22%        30%
          Ford Motor Company                                       12%        14%        14%
          Chrysler Corporation                                     10%        11%        11%
          Eaton Corporation                                        21%        11%        10%

Since substantially all the Company's sales are to domestic original equipment manufacturers (OEMs) and their suppliers, the Company's trade accounts receivable are largely with firms in the United States transportation industry.

L - COMMITMENTS

The Company has made commitments to purchase approximately $1,105 of equipment as of June 30, 1998 and has sufficient funds available to meet these commitments.

M - CONTINGENCIES

The Company is involved in various litigation arising in the normal course of business. It is not possible to determine the ultimate liability, if any, in these matters. In the opinion of management, such litigation will not have a material adverse effect on the Company's financial position or results of operations.

SUPPLEMENTARY DATA

See Unaudited Quarterly Information included in Item 6.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information required under this Item is included in a separate item captioned "Executive Officers of the Registrant" contained in Item 1 of Part I of this report. There is hereby incorporated by reference the information contained in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders under the caption "Election of Directors."

ITEM 11.      EXECUTIVE COMPENSATION

There is hereby incorporated by reference the information contained in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders under the captions "Executive Compensation", "Election of Directors - Compensation of directors" and "Election of Directors - Compensation committee interlocks and insider participation."

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There is hereby incorporated by reference the information contained in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders under the caption "Common Stock Ownership."

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is hereby incorporated by reference the information contained in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders under the caption "Election of Directors - Certain relationships and transactions" and "Election of Directors - Compensation committee interlocks and insider participation."

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a) 1.  Financial Statements
              ------------------------

              The following financial statements are filed as part of this report under Item 8:

              Consolidated Balance Sheet at June 30, 1998 and 1997
              Consolidated Statement of Income for the years ended June 30, 1998, 1997, and 1996
              Consolidated Statement of Stockholders' Equity for the years ended June 30, 1998, 1997, and 1996
              Consolidated Statement of Cash Flows for the years ended June 30, 1998, 1997, and 1996
              Notes to Consolidated Financial Statements

              2.  Financial Statement Schedules
              ---------------------------------

              The following financial statement schedules are filed as part of this report at the pages indicated:

                                                                                    Page
                                                                                    ----
              Schedule II - Valuation and Qualifying Accounts                        32

              All financial statement schedules other than those listed above have been omitted because they are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

              3.  Exhibits
              ------------

              The Exhibits listed on the accompanying Index to Exhibits immediately following the financial statement schedules on page 33 are filed as a part of, or incorporated by reference into this report.

          (b) Reports on Form 8-K
              -------------------

              During the quarter ended June 30, 1998, no reports on Form 8-K were filed with the Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DEFIANCE, INC.

                                  By: /s/ Jerry A. Cooper
                                      -------------------
                                Jerry A. Cooper, President
                                Date: August 25, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                                                  Date
---------                      -----                                                  ----

/s/ Thomas H. Roulston II      Chairman of the Board and Director                     August 25, 1998
-------------------------
Thomas H. Roulston II

/s/ Jerry Cooper               President, Chief Executive Officer and Director        August 25, 1998
----------------
Jerry A. Cooper                (Principal Executive Officer)

/s/ Michael J. Meier           Vice President-Finance and Chief Financial Officer     August 25, 1998
--------------------
Michael J. Meier               (Principal Financial Officer)

/s/ James L. Treece            Chief Accounting Officer                               August 25, 1998
--------------------
James L. Treece                (Principal Accounting Officer)

/s/ James E. Heighway          Director                                               August 25, 1998
---------------------
James E. Heighway

/s/ George H. Lewis III        Director                                               August 25, 1998
-----------------------
George H. Lewis III

/s/ Richard W. Lock            Director                                               August 25, 1998
-------------------
Richard W. Lock

/s/ John D. Ong                Director                                               August 25, 1998
---------------
John D. Ong

/s/ Scott D. Roulston          Director                                               August 25, 1998
---------------------
Scott D. Roulston

                         DEFIANCE, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                        (All dollar amounts in thousands)

Column A                                                Column B       Column C       Column D        Column E
--------                                              ---------------------------------------------------------------

                                                       Balance at     Additions        Retire-       Balance at
                                                       beginning      charged to        ments          end of
Description                                            of period       expense           (1)           period
-----------                                           ---------------------------------------------------------------

YEAR ENDED JUNE 30, 1998
   Allowance for doubtful accounts                          $192            $63            $39            $216

YEAR ENDED JUNE 30, 1997
   Allowance for doubtful accounts                          $191             $1                           $192

YEAR ENDED JUNE 30, 1996
   Allowance for doubtful accounts                          $316           ($18)          $107            $191

     (1)Uncollectible accounts charged against the reserve, net of recoveries

                         DEFIANCE, INC. AND SUBSIDIARIES

                           Annual Report on Form 10-K
                         Fiscal Year Ended June 30, 1998

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

10(bf)        Seventh Amendment to Amended and Restated Loan Agreement by and between Defiance, Inc. and Comerica Bank dated June 30, 1996 (Filed as Exhibit 10-bf to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997)

10(bg)        Amendment #1 to Defiance, Inc. Supplemental Savings and Deferred Compensation Plan, effective July 1, 1996
              (Filed as Exhibit 10-bg to the Company's Annual Report on Form 10-K for the fiscal year ended June 30,
              1997)

10(bh)        Amendment #1 to Defiance, Inc. Supplemental Executive Retirement Plan, effective July 24, 1997 (Filed as
              Exhibit 10-bh to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997)

10(bi)        Amendment #1 to Defiance, Inc. Limited Supplemental Executive Retirement Plan, effective July 24, 1997
              (Filed as Exhibit 10-bi to the Company's Annual Report on Form 10-K for the fiscal year ended June 30,
              1997)

10(bj)        Eighth Amendment to Amended and Restated Loan Agreement by and between Defiance, Inc. and Comerica Bank dated August 18, 1997 (Filed as Exhibit 10-bj to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997)

10(bk)        Revolving Credit Note by and between Defiance, Inc. and Comerica Bank dated August 18, 1997 (Filed as
              Exhibit 10-bk to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997)

10(bl)        Amendment #1 to Defiance, Inc. Stock Repurchase Plan, effective October 24, 1997 (*)

10(bm)        Defiance, Inc. Change of Control Policy, revised July 24, 1998 (*)

10(bn)        Ninth Amendment to Amended and Restated Loan Agreement by and between Defiance, Inc. and Comerica Bank dated August 19, 1998 (*)

11            Statement re computation of per share earnings (*)

21            Subsidiaries of the Registrant (*)

23            Consent of Independent Auditors (*)

27            Financial Data Schedule (*)

          (*) Filed herewith. All exhibits not marked with an asterisk are incorporated by reference to the previously filed documents indicated above.


                  EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

Included in the preceding list of exhibits are the following management contracts or compensatory plans or arrangement:

10(v)         Defiance, Inc. 1989 Stock Option Plan, as amended January 20, 1993
10(ac)        Defiance, Inc. Executive Incentive Plan, effective July 1, 1992
10(ad)        Letter of employment for Jerry A. Cooper, President and CEO, dated February 28, 1992
10(af)        Defiance, Inc. Retirement Savings Plan, effective July 1, 1993
10(ag)        Amendment #1 to Defiance, Inc. Executive Incentive Plan, effective May 19, 1994
10(ak)        Defiance, Inc. Change of Control Policy, effective September 22, 1994
10(am)        Defiance, Inc. Supplemental Savings and Deferred Compensation Plan, effective July 1, 1994
10(an)        Defiance, Inc. Supplemental Executive Retirement Plan, effective July 1, 1995
10(ao)        Defiance, Inc. Limited Supplemental Executive Retirement Plan, effective July 1, 1995
10(ay)        Letter to modify February 28, 1992 letter of employment for Jerry A. Cooper dated July 2, 1996
10(bg)        Amendment #1 to Defiance, Inc. Supplemental Savings and Deferred Compensation Plan, effective July 1, 1996
10(bh)        Amendment #1 to Defiance, Inc. Supplemental Executive Retirement Plan, effective July 24, 1997
10(bi)        Amendment #1 to Defiance, Inc. Limited Supplemental Executive Retirement Plan, effective July 24, 1997
10(bm)        Defiance, Inc. Change of Control Policy, revised July 24, 1998