Form 10-Q
period 1998-09-30
DEFIANCE INC
filed 1998-10-20
CIK 775995

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended    September 30, 1998
                                                    ------------------

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     Commission File Number              0-14044
                                                         -------

                                 DEFIANCE, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Delaware                                   34-1526359
          --------------------------------               ----------------------
          (State or other jurisdiction of                     (IRS Employer
          incorporation or organization)                   Identification No.)

      1111 Chester Ave., Suite 750, Cleveland, Ohio            44114-3516
-------------------------------------------------------  ----------------------
         (Address of principal executive offices)              (Zip Code)

  (Registrant's telephone number, including area code)       (216) 861-6300
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



            The number of Common Shares outstanding at October 23, 1998 was 6,003,749.

PART I -- FINANCIAL INFORMATION

Item 1.     Financial Statements

                         DEFIANCE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                           (All amounts in thousands)

                                     ASSETS
                                     ------

                                                                  9/30/98          6/30/98
                                                                  --------         -------
CURRENT ASSETS:
    Cash                                                          $    323         $  2,916
    Accounts receivable                                             19,568           16,679
    Inventories -- Note B                                            3,630            3,801
    Deferred income taxes                                              600              590
    Prepaid expenses and other current assets -- Note C              3,023            3,311
                                                                  --------         --------
            Total current assets                                    27,144           27,297

PROPERTY, PLANT AND EQUIPMENT -- net                                34,461           34,722
COST IN EXCESS OF NET ASSETS OF ACQUIRED COMPANIES                   4,557            4,619
OTHER ASSETS                                                         1,322            1,304
                                                                  --------         --------
            Total assets                                          $ 67,484         $ 67,942
                                                                  ========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
    Current maturities of long-term obligations                   $  2,963         $  3,353
    Accounts payable                                                 3,955            4,967
    Accrued payroll and employee benefits                            3,414            3,707
    Accrued expenses -- Note D                                       1,982            2,648
                                                                  --------         --------
            Total current liabilities                               12,314           14,675

LONG-TERM OBLIGATIONS -- Note E                                     12,982            9,955
DEFERRED INCOME TAXES                                                3,252            3,209
CONTINGENCIES -- Note F

STOCKHOLDERS' EQUITY:
    Common shares                                                      351              351
    Additional paid-in capital                                      24,141           24,141
    Common shares in treasury, at cost -- Note G                    (6,912)          (5,770)
    Retained earnings                                               21,356           21,381
                                                                  --------         --------
            Total stockholders' equity                              38,936           40,103
                                                                  --------         --------
            Total liabilities and stockholders' equity            $ 67,484         $ 67,942
                                                                  ========         ========

See notes to condensed consolidated financial statements.

                         DEFIANCE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
         (All amounts in thousands, except share and per share amounts)

                                                                       Three months ended
                                                                       ------------------
                                                                    9/30/98             9/30/97
                                                                  -----------         ----------
Net sales                                                         $    21,980         $    20,601
Cost of goods sold                                                     18,422              16,977
                                                                  -----------         -----------
            Gross profit                                                3,558               3,624
Selling and administrative expenses                                     2,982               2,888
                                                                  -----------         -----------
            Operating earnings                                            576                 736
Interest expense -- net                                                   232                 323
                                                                  -----------         -----------
            Earnings before income tax provision                          344                 413
Income tax provision                                                      123                 151
                                                                  -----------         -----------
            Net earnings                                          $       221         $       262
                                                                  ===========         ===========

Common shares issued and outstanding:
            Beginning of period                                     6,161,449           6,416,896
            Shares issued during period                                                     3,000
            Shares purchased for treasury                            (157,700)            (10,000)
                                                                  -----------         -----------
            End of period                                           6,003,749           6,409,896
                                                                  ===========         ===========

Average outstanding common shares:
            Used for basic net earnings per common share            6,126,653           6,417,789
            Effect of dilutive securities -- stock options             14,428              40,561
                                                                  -----------         -----------
            Used for diluted net earnings per common share          6,141,081           6,458,350
                                                                  ===========         ===========

Basic and diluted net earnings per common share -- Note H         $      0.04         $      0.04
                                                                  ===========         ===========

See notes to condensed consolidated financial statements.

                         DEFIANCE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (All amounts in thousands)

                                                                               Three months ended
                                                                               ------------------
                                                                             9/30/98         9/30/97
                                                                             -------         -------
OPERATING ACTIVITIES:
    Net earnings                                                             $   221         $   262
    Items not affecting cash:
         Depreciation and amortization                                         1,705           1,844
         Deferred income taxes                                                    11             (17)
    Changes in current items                                                  (4,642)          1,757
                                                                             -------         -------
            Cash provided by (used for) operating activities                  (2,705)          3,846
                                                                             -------         -------

INVESTING ACTIVITIES:
    Capital expenditures                                                      (1,155)           (493)
    Cash received from sale of business -- notes receivable                       75             275
    Other -- net                                                                 (56)            158
                                                                             -------         -------
            Cash used for investing activities                                (1,136)            (60)
                                                                             -------         -------

FINANCING ACTIVITIES:
    Payments of long-term obligations                                         (1,093)         (2,905)
    Additions to long-term obligations                                         3,729
    Issuance of common shares from exercise of employee stock options                             64
    Purchase of common shares for treasury                                    (1,142)            (73)
    Dividends paid                                                              (246)           (256)
                                                                             -------         -------
            Cash provided by (used for) financing activities                   1,248          (3,170)
                                                                             -------         -------

CASH:
    Increase (decrease)                                                       (2,593)            616
    Beginning of year                                                          2,916             188
                                                                             -------         -------
            End of period                                                    $   323         $   804
                                                                             =======         =======

See notes to condensed consolidated financial statements

                         DEFIANCE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED SEPTEMBER 30, 1998
         (All amounts in thousands, except share and per share amounts)

A -- CONSOLIDATED FINANCIAL STATEMENTS

These unaudited interim financial statements reflect all adjustments (consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair statement of results of the interim periods presented. This report includes information condensed from and should be read in conjunction with the Company's annual report on Form 10-K for the year ended June 30, 1998.

B -- INVENTORIES                                          9/30/98        6/30/98
                                                          -------        -------

Raw materials                                             $  863         $1,628
Work in process                                            1,285          1,164
Finished goods                                             1,482          1,009
                                                          ------         ------
                                                          $3,630         $3,801
                                                          ======         ======

C -- PREPAID EXPENSES AND OTHER CURRENT ASSETS            9/30/98        6/30/98
                                                          -------        -------

Factory and production supplies                           $  813         $  761
Pension                                                      792            795
Insurance                                                    291            243
Preoperating costs                                           152            381
Other                                                        975          1,131
                                                          ------         ------
                                                          $3,023         $3,311
                                                          ======         ======

The unamortized portion of preoperating costs totaled $152 and $381 at September 30, 1998 and June 30, 1998, respectively. As discussed in the Company's annual report on Form 10-K for the year ended June 30, 1998, SOP 98-5, issued by American Institute of Certified Public Accountants in April 1998, requires preoperating costs capitalized before January 1, 1999 to be written off at that time, and any future preoperating costs to be expensed as incurred. Since the balance of these costs will be fully amortized before that date, the adoption of this SOP will have no effect on the Company's financial position or results of operations.

D -- ACCRUED EXPENSES                                      9/30/98       6/30/98
                                                           -------       -------

Taxes                                                      $  580        $  944
Insurance                                                     498           499
Rent                                                          228           255
Interest                                                      209           186
Other                                                         467           764
                                                           ------        ------
                                                           $1,982        $2,648
                                                           ======        ======

E -- LONG TERM-OBLIGATIONS

The Company has a $6,000 unsecured revolving line of credit with its primary lender which expires October 2000. At September 30, 1998, the Company had $2,271 available for borrowing under this facility. Effective August 19, 1998, borrowings under this facility carry interest at the prime rate less 125 basis points. Also effective August 19, 1998, the Company's variable rate terms loans carry interest at the Euro dollar rate plus 90 basis points. This represents a 25 basis point reduction from the rate spreads previously in effect.

F -- CONTINGENCIES

The Company is involved in various litigation arising in the normal course of business. It is not possible to determine the ultimate liability, if any, in these matters. In the opinion of management, such litigation is not expected to have a material effect on the Company's consolidated financial position or results of operations.

G -- COMMON SHARES IN TREASURY

The Company adopted a stock repurchase plan in January 1996. During the three months ended September 30, 1998, the Company repurchased 157,700 common shares in open market transactions for $1,142. As of September 30, 1998, the Company had repurchased a total of 1,021,800 common shares for $6,912. A total of 1,500,000 shares have been authorized for repurchase under this plan.

H -- NET EARNINGS PER COMMON SHARE

All earnings per share amounts for all periods have been presented and where necessary, restated to conform to the requirements of Statement of Financial Accounting Standards (SFAS) Statement Number 128, "Earnings per Share."

I -- COMPREHENSIVE INCOME

As of July 1, 1998, the Company adopted SFAS Statement Number 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholder's equity. During the three months ended September 30, 1998 and 1997, the Company had no items qualifying as other comprehensive income. As a result, total comprehensive income was the same as net income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------


Net Sales
---------
Net sales increased by $1,379,000, or 6.7 percent, for the quarter compared with last year despite the General Motors labor strike, which reduced sales for the quarter from expected levels by approximately $1,100,000. The strike began affecting shipments of cam follower rollers to General Motors' Delphi Automotive Systems unit in late June and volumes did not return to previous levels until the end of August. Despite the strike, sales of cam follower rollers and axles in total remained consistent with last year's levels primarily as a result of increased demand for diesel engine cam follower rollers used in heavy-duty truck applications. Sales of prototype dies and parts were up 12 percent, and revenues from testing and tooling development services also increased 12 percent over last year, reflecting increased prototype, tooling and testing activity at the Big Three and their Tier One suppliers.


Gross Profit
------------
Gross profit, as a percentage of sales, declined from 17.6 percent last year to
16.2 percent this year, primarily as a result of the General Motors labor strike. Production nearly stopped at one plant for six weeks, resulting in significant costs and inefficiencies as workers were laid off in early July, then called back beginning in mid-August. Management estimates the strike reduced gross profit for the quarter by about $600,000, or about 6 cents per share.


Selling and Administrative (S&A) Expenses
-----------------------------------------
S&A expenses, as a percentage of sales, declined from 14.0 percent last year to
13.6 percent this year primarily from continuing efforts to control costs.


Interest Expense -- Net
-----------------------
Interest expense, net of interest income, declined $91,000, or 28.2 percent, for the quarter compared with last year due to lower average net borrowings at similar interest rates.


Income Taxes
------------
The effective income tax rate was 35.8% for the quarter, compared with 36.6% last year. Differences in effective rates are due to future taxable amounts considered in the computation of income taxes for the current year as required by Statement of Financial Accounting Standards Number 109, "Accounting for Income Taxes."


Trends in Operations
--------------------
Sales in fiscal 1999 are still expected to increase modestly as compared with fiscal 1998, leading to higher earnings in fiscal 1999, barring labor disruptions and assuming the economy and automotive industry remain stable.

All production personnel of the Company's Defiance Precision Products, Inc. subsidiary (Precision Products) located in Defiance, Ohio are represented by the United Auto Workers (UAW). The current contract between Precision Products and the UAW expires November 12, 1998. A new contract is currently being negotiated, and the Company does not anticipate any difficulties or work stoppages relative to the renewal of this contract.


Year 2000
---------
As discussed in the Company's annual report on Form 10-K for the year ended June 30, 1998, the Company has completed its assessment of Year 2000 implications and has put an action plan in place with the necessary resources dedicated to resolution. The Company continues to believe that with modifications to existing software, conversions to new software, and in some cases the purchase of new hardware, the Year 2000 issue will not pose significant operational problems or materially affect future financial results or the financial condition of the Company. The Company is continuing to make inquiries of its critical suppliers regarding their Year 2000 readiness and follow up these inquiries to ensure, to the best of its ability, that these suppliers will also be Year 2000 compliant.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Cash used for operating activities was $2,705,000 for the quarter and working capital needs were met with borrowings from the revolving line of credit. Cash used for current items was $4,642,000, primarily due to an increase in accounts receivable and a decrease in payables and accrued expenses. The $2,889,000 increase in accounts receivable was due to substantially higher sales levels at the end of the current quarter as compared with the end of the previous fiscal year. The $1,012,000 decrease in payables and $959,000 decrease in accrued expenses was due to the payment of incentive bonuses earned in the previous fiscal year, the payment of taxes and the timing of other routine expenditures at the end of the current quarter. The current ratio increased to 2.20 to 1 at the end of the quarter from 1.86 to 1 at the end of the previous fiscal year.

Funded debt increased by $2,636,000 during the quarter. Scheduled payments of long-term obligations totaled $1,093,000 and borrowings on the revolving line of credit were $3,729,000. The increase in the revolving line of credit was due primarily to the increase in working capital items discussed above, combined with borrowings to fund stock repurchases. The debt to total capitalization ratio remained at a modest 29 percent at the end of the quarter compared with 25 percent at the end of the prior fiscal year. The balance under the revolving line of credit declined from $3,729,000 at September 30, 1998 to less than $2,500,000 by October 15, 1998, and is expected to continue to decline during the current quarter as accounts receivable as of September 30, 1998 are collected. As a result, the Company had approximately $3,500,000 additional borrowing capacity under its revolving line of credit at October 15, 1998.

Capital expenditures for the quarter totaled $1,155,000, and outstanding commitments for capital expenditures totaled approximately $350,000 at the end of the quarter. The Company currently estimates it will spend from $5,000,000 to $6,000,000 in fiscal 1999 for capital expenditures, of which approximately $1,500,000 to $2,000,000 relate to new or increased sales, with the balance for asset replacements, cost reduction and productivity improvement programs. Management expects to fund the remaining capital expenditures for the year through operating cash flow, though the Company has the necessary financing capacity available should it be required.

The Company repurchased 157,700 of its common shares in open market transactions for $1,142,000 during the quarter. The Company anticipates repurchases of its common shares will continue, with any such repurchases funded from operating cash flow or loans from its primary lender under the revolving line of credit. Any such borrowings will be made in accordance with the Company's loan covenants with its primary lender and will not adversely impact the Company's ability to fund capital expenditures, acquisitions or its business operations.

A quarterly cash dividend of $0.04 per share was paid to shareholders in September 1998. The Company anticipates future quarterly dividends and does not expect liquidity or capital resources to be materially affected by the payment of dividends.


Forward-Looking Statements
--------------------------
The preceding discussions include forward-looking statements based on management's current expectations, which are subject to a number of risks and uncertainties that could materially affect demand for the Company's products and services, thereby impacting future results of operations, financial condition or cash flows. Demand for the Company's products and services is affected by consumer demand in the domestic automotive and heavy-duty truck industries and the resulting levels of production, as well as competition from other suppliers to these industries. Demand is also affected by the level of new model development at OEMs (original equipment manufacturers) and the resulting need for prototyping, tooling and testing services. Demand is also sensitive to general economic conditions, such as growth, inflation, interest rates and unemployment levels.

Item 6.     Exhibits and Reports on Form 8-K

        (a) Exhibits -- 27. Financial Data Schedule

        (b) No reports on Form 8-K were filed during the current quarter.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  October 20, 1998
       ----------------


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