Form 10-Q
period 1998-12-31
DEFIANCE INC
filed 1999-02-12
CIK 775995

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended      DECEMBER 31, 1998
                                                     -----------------

                                                           OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number              0-14044
                                                           -------


                                 DEFIANCE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                                 34-1526359
      --------------------------------             -----------------------------
      (State or other jurisdiction of                    (IRS Employer
      incorporation or organization)                   Identification No.)

  1111 Chester Ave., Suite 750, Cleveland, Ohio            44114-3516
--------------------------------------------------  ----------------------------
    (Address of principal executive offices)               (Zip Code)

(Registrant's telephone number, including area code)     (216) 861-6300
                                                       -------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes     X             No
                     -----------          -----------




The number of Common Shares outstanding at February 12, 1999 was 6,003,749.

PART I - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

                         DEFIANCE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                           (All amounts in thousands)

                                     ASSETS
                                     ------

                                                                                         12/31/98       6/30/98
                                                                                      -------------  -------------
CURRENT ASSETS:
    Cash                                                                                      $297         $2,916
    Accounts receivable                                                                     19,078         16,679
    Inventories -- Note B                                                                    3,762          3,801
    Deferred income taxes                                                                      601            590
    Prepaid expenses and other current assets -- Note C                                      3,044          3,311
                                                                                      -------------  -------------
           Total current assets                                                             26,782         27,297

PROPERTY, PLANT AND EQUIPMENT -- net                                                        33,913         34,722
COST IN EXCESS OF NET ASSETS OF ACQUIRED COMPANIES                                           4,493          4,619
OTHER ASSETS                                                                                 1,386          1,304

                                                                                      =============  =============
           Total assets                                                                    $66,574        $67,942
                                                                                      =============  =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
    Current maturities of long-term obligations                                             $2,923         $3,353
    Accounts payable                                                                         5,379          4,967
    Accrued payroll and employee benefits                                                    2,771          3,707
    Accrued expenses -- Note D                                                               2,570          2,648
                                                                                      -------------  -------------
           Total current liabilities                                                        13,643         14,675

LONG-TERM OBLIGATIONS -- Note E                                                             10,392          9,955
DEFERRED INCOME TAXES                                                                        3,234          3,209
CONTINGENCIES -- Note F

STOCKHOLDERS' EQUITY:
    Common shares                                                                              351            351
    Additional paid-in capital                                                              24,077         24,141
    Common shares in treasury, at cost -- Note G                                            (6,912)        (5,770)
    Retained earnings                                                                       21,789         21,381
                                                                                      -------------  -------------
           Total stockholders' equity                                                       39,305         40,103

                                                                                      =============  =============
           Total liabilities and stockholders' equity                                      $66,574        $67,942
                                                                                      =============  =============

See notes to condensed consolidated financial statements.

                         DEFIANCE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
              (All amounts in thousands, except per share amounts)


                                                            Three months ended              Six months ended
                                                         12/31/98       12/31/97        12/31/98       12/31/97
                                                       -------------  --------------  -------------  -------------

Net sales                                                   $24,152         $21,772        $46,132        $42,373
Cost of goods sold                                           19,202          17,680         37,624         34,657
                                                       -------------  --------------  -------------  -------------
           Gross profit                                       4,950           4,092          8,508          7,716
Selling and administrative expenses                           3,446           2,355          6,428          5,243
Other charges --Note J                                          210                            210
                                                       -------------  --------------  -------------  -------------
           Operating earnings                                 1,294           1,737          1,870          2,473
Interest expense -- net                                         253             323            485            646
                                                       -------------  --------------  -------------  -------------
           Earnings before income tax provision               1,041           1,414          1,385          1,827
Income tax provision                                            368             498            491            649
                                                       -------------  --------------  -------------  -------------
           Net earnings                                        $673            $916           $894         $1,178
                                                       =============  ==============  =============  =============

Common shares issued and outstanding:
           Beginning of period                            6,003,749       6,409,896      6,161,449      6,416,896
           Shares issued during period                                        4,000                         7,000
           Shares purchased for treasury                                   (350,000)      (157,700)      (360,000)
                                                       -------------  --------------  -------------  -------------
           End of period                                  6,003,749       6,063,896      6,003,749      6,063,896
                                                       =============  ==============  =============  =============

Average outstanding common shares:
           Used for basic net earnings per common share   6,003,749       6,095,744      6,065,201      6,256,766
           Effect of dilutive securities -- stock options     6,701          48,013         10,565         37,386
                                                       -------------  --------------  -------------  -------------
           Used for diluted net earnings per
               common share                               6,010,450       6,143,757      6,075,766      6,294,152
                                                       =============  ==============  =============  =============

Basic and diluted net earnings per share -- Note H            $0.11           $0.15          $0.15          $0.19
                                                       =============  ==============  =============  =============


See notes to condensed consolidated financial statements.

                         DEFIANCE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (All amounts in thousands)


                                                                                            Six months ended
                                                                                        12/31/98       12/31/97
                                                                                      -------------  -------------
OPERATING ACTIVITIES:
    Net earnings                                                                              $894         $1,178
    Items not affecting cash:
         Depreciation and amortization                                                       3,317          3,722
         Deferred income taxes                                                                 (24)           (70)
    Current items:
         Other current items                                                                (3,075)         2,533
                                                                                      -------------  -------------
           Cash provided by operating activities                                             1,112          7,363
                                                                                      -------------  -------------


INVESTING ACTIVITIES:
    Capital expenditures                                                                    (2,001)        (1,098)
    Payments received on notes receivable from sale of business                                113            275
    Other -- net                                                                              (223)           163
                                                                                      -------------  -------------
           Cash used for investing activities                                               (2,111)          (660)
                                                                                      -------------  -------------


FINANCING ACTIVITIES:
    Payments of long-term obligations                                                       (1,849)        (3,597)
    Additions to long-term obligations                                                       1,856
    Issuance of common shares from exercise of stock options                                                   92
    Repurchase of common shares                                                             (1,141)        (2,618)
    Dividends paid                                                                            (486)          (499)
                                                                                      -------------  -------------
           Cash used for financing activities                                               (1,620)        (6,622)
                                                                                      -------------  -------------


CASH:
    Increase (decrease)                                                                     (2,619)            81
    Beginning of period                                                                      2,916            188
                                                                                      =============  =============
           End of period                                                                      $297           $269
                                                                                      =============  =============


See notes to condensed consolidated financial statements.

                         DEFIANCE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED DECEMBER 31, 1998
                (All amounts in thousands, except share amounts)


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


B - INVENTORIES

                                                                        12/31/98        6/30/98
                                                                      --------------  -------------

Raw materials                                                                $1,287         $1,628
Work in process                                                               1,142          1,164
Finished goods                                                                1,333          1,009
                                                                      --------------  -------------
                                                                             $3,762         $3,801
                                                                      ==============  =============


C - PREPAID EXPENSES AND OTHER CURRENT ASSETS

                                                                        12/31/98        6/30/98
                                                                      --------------  -------------

Pension                                                                        $773           $795
Factory and production supplies                                                 760            761
Insurance                                                                       254            243
Preoperating costs                                                                             381
Other                                                                         1,257          1,131
                                                                      --------------  -------------
                                                                             $3,044         $3,311
                                                                      ==============  =============


D - ACCRUED EXPENSES

                                                                        12/31/98        6/30/98
                                                                      --------------  -------------

Taxes                                                                          $469           $944
Insurance                                                                       338            499
Rent                                                                            202            255
Interest                                                                        221            186
Other                                                                         1,340            764
                                                                      --------------  -------------
                                                                             $2,570         $2,648
                                                                      ==============  =============

E - LONG TERM OBLIGATIONS

The Company has a $6,000 unsecured revolving line of credit with its primary lender, which expires October 2000. At December 31, 1998, the Company had $4,145 available for borrowing under this facility. Effective August 19, 1998, borrowings under this facility carry interest at the prime rate less 125 basis points. Also effective August 19, 1998, the Company's variable rate terms loans carry interest at the Euro dollar rate plus 90 basis points. This represents a 25 basis point reduction from the rate spreads previously in effect.


F - CONTINGENCIES

The Company is involved in various litigation arising in the normal course of business. It is not possible to determine the ultimate liability, if any, in these matters. In the opinion of management, such litigation is not expected to have a material effect on the consolidated financial position or results of operations.


G - COMMON SHARES IN TREASURY

The Company adopted a stock repurchase plan in January 1996. During the six months ended December 31, 1998 the Company repurchased 157,700 shares in open market transactions for $1,141. As of December 31, 1998, the Company had repurchased 1,021,800 shares for $6,912. A total of 1,500,000 shares have been authorized for repurchase under this plan.


H - NET EARNINGS PER COMMON SHARE

All earnings per share amounts for all periods have been presented and where necessary, restated to conform to the requirements of Statement of Financial Accounting Standards (SFAS) Statement Number 128, "Earnings per Share."


I - COMPREHENSIVE INCOME

As of July 1, 1998, the Company adopted SFAS Statement 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. During the first two quarters of fiscal years 1999 and 1998, total comprehensive income was the same as net income since the Company had no items qualifying as other comprehensive income.


J - SUBSEQUENT EVENT AND OTHER CHARGES

On January 8, 1999, the Company and The General Chemical Group Inc. (NYSE: GCG) announced that General Chemical, through DN Acquisition Corporation, an indirect wholly-owned subsidiary of General Chemical, would make a cash tender offer for all outstanding shares of Defiance common stock at $9.50 per share. The offer commenced on January 13, 1999. The offer and withdrawal rights expired at 12:00 midnight, New York City time, on Thursday, February 11, 1999, at which time DN Acquisition Corporation accepted for payment 5,651,767 shares representing 94.1 percent of the 6,003,749 outstanding shares. DN Acquisition Corporation accepted for payment all shares properly tendered and not withdrawn in the offer. The Company's board of directors had unanimously recommended that the stockholders of Defiance accept the offer and tender their shares. Further information is provided in Item 2 under the heading "Recent Developments".

As of December 31, 1998 the Company had incurred costs directly relating to this transaction of $210. This amount is classified as "Other charges" in the Condensed Consolidated Statement of Income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Net Sales
---------

Net sales increased by $2,380,000, or 10.9 percent, for the quarter and by $3,759,000, or 8.9 percent, for the year to date compared with last year, primarily from higher testing and tooling development services revenues and sales of prototype dies and parts, reflecting increased prototype, tooling and testing activity at the Big Three and their Tier One suppliers. Sales of cam follower rollers and axles were up slightly for the quarter and remained slightly ahead of last year on a year to date basis, despite the General Motors labor strike, which reduced sales in the first fiscal quarter this year by approximately $1,100,000.

Gross Profit
------------

Gross profit, as a percentage of sales, increased from 18.8 percent last year to
20.5 percent this year for the quarter, and from 18.2 percent last year to 18.4 percent this year for the year to date, primarily from increased sales of work performed in-house.

Selling and Administrative (S&A) Expenses
-----------------------------------------

S&A expenses, as a percentage of sales, increased to 14.3 percent from 10.8 percent for the quarter and to 13.9 percent from 12.4 percent for the year to date compared with last year, primarily from increased investments in product engineering and development, sales and marketing to Tier One automotive suppliers and improvements in manufacturing and quality systems.

Interest Expense -- Net
-----------------------

Interest expense, net of interest income, was 21.7 percent lower for the quarter and 24.9 percent lower for the year to date compared with last year due to lower average net borrowings at slightly lower interest rates.

Income Taxes
------------

The effective income tax rate was 35.4 percent for the quarter and 35.5 percent for the year to date, compared with 35.2 percent for the quarter and 35.5 percent for the year to date last year. Differences in effective rates are due to future taxable amounts considered in the computation of income taxes for the current year as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

Year 2000
---------

As discussed in the Company's annual report on Form 10-K for the year ended June 30, 1998, the Company has completed its assessment of Year 2000 implications and has put an action plan in place with the necessary resources dedicated to resolution. The Company continues to believe that with modifications to existing software, conversions to new software, and in some cases the purchase of new hardware, the Year 2000 issue will not pose significant operational problems or materially affect future financial results or the financial condition of the Company. The Company continues to make inquiries of its critical suppliers regarding their Year 2000 readiness and follow up these inquiries to ensure, to the best of its ability, that these suppliers will also be Year 2000 compliant.

Union Contract Agreement
------------------------

On November 21, 1998, the Company's Defiance Precision Products, Inc. subsidiary and United Auto Workers Local 638 reached agreement on a new three-year contract which will expire in November 2001. The new agreement covers approximately 240 employees at two production facilities located in Defiance, Ohio.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash provided by operating activities for the year to date was $1,112,000, which met working capital needs. Cash used by current items was $3,075,000, primarily from an increase in accounts receivable due to substantially higher sales levels at the end of the current quarter as compared with the end of the previous fiscal year. At the end of the quarter the current ratio was 1.96 to 1 compared with 1.86 to 1 at the end of the prior fiscal year. Working capital was $13,139,000 at the end of the quarter compared with $12,622,000 at the end of the prior fiscal year.

Interest-bearing (funded) debt increased by $7,000 for the year to date. Scheduled payments of long-term obligations totaled $1,849,000 and borrowings on the revolving line of credit were $1,856,000. At the end of the quarter, the debt to total capitalization ratio (funded debt divided by the sum of funded debt and stockholders' equity) was 25 percent, unchanged from the end of the prior fiscal year. The Company had $4,145,000 available in additional borrowing capacity under its revolving credit facility at December 31, 1998.

Capital expenditures for the year to date totaled $2,001,000, and at the end of the quarter the Company had no significant outstanding commitments for capital expenditures. Based on currently expected levels of business, the Company now estimates it will spend approximately $4,000,000 this fiscal year relative to asset replacements, cost reduction programs and productivity improvement programs. Additional capital expenditures relative to new or increased sales are currently estimated at $1,000,000. The Company has the necessary financing capacity available, if required, to fund its outstanding commitments and expects to fund its remaining planned capital expenditures for the fiscal year through operating cash flow.

The Company repurchased 157,700 of its common shares in open market transactions for $1,141,000 for the year to date, all of which occurred during the first fiscal quarter. Quarterly cash dividends of $0.04 per share were paid to shareholders in September and December 1998. Dividend payments totaled $486,000 for the year to date. The Company has not repurchased any additional shares or declared any dividends since December 31, 1998. Under the terms of the Merger Agreement (see "Recent Developments" above) the Company is prohibited from repurchasing any additional shares or declaring any dividends.

The preceding discussions include forward-looking statements. See "FORWARD LOOKING STATEMENTS" below.


RECENT DEVELOPMENTS
-------------------

On January 7, 1999 the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with New Hampshire Oak, Inc. ("Parent") and its wholly owned subsidiary, DN Acquisition Corporation (the "Purchaser"). Parent is owned by The General Chemical Group Inc. A copy of the Merger Agreement is filed as exhibit 10(bo) to this Report and is incorporated herein by reference.

In accordance with the Merger Agreement, the Purchaser commenced on January 13, 1999 a cash tender offer (the "Offer") to purchase all of the outstanding shares of the Company's Common Stock, par value $0.05 per share (the "Shares"), at a price per Share of $9.50, net to the seller in cash, without interest thereon (the "Offer Price"), subject to the terms and conditions in the Offer to Purchase dated January 13, 1999 (the "Offer to Purchase"). A copy of the Offer to Purchase is filed as exhibit 10(bp) to this Report and is incorporated herein by reference.

The Offer expired at 12:00 midnight, New York City time, on Thursday, February 11, 1999, at which time the Purchaser accepted for payment 5,651,767 shares representing 94.1 percent of the actual outstanding Shares and 87.7 percent of the outstanding Shares on a fully diluted basis (such basis assumes that all Shares underlying vested and unvested stock options are issued and outstanding). The Purchaser accepted for payment all Shares properly tendered and not withdrawn in the Offer.

Pursuant to the Merger Agreement, promptly upon the purchase by the Purchaser of at least a majority of the outstanding Shares on a fully-diluted basis pursuant to the Offer, the Company became obligated to use its best efforts to allow the Purchaser to designate up to the minimum number of directors (the "Purchaser Designees") necessary in order for the result (expressed as a fraction) derived by dividing the number of Purchaser Designees by the total number of directors constituting the whole Board to be at least equal to the result (expressed as a fraction) derived by dividing the number of Shares then held by the Purchaser by the total number of Shares then outstanding; provided, however, that until the Effective Time (as defined in the Merger Agreement) of the Merger (as defined below), the Board of Directors will have at least two (2) directors who are neither Purchaser Designees nor otherwise affiliated with Parent or the Purchaser nor are employees of the Company or any of its subsidiaries. In furtherance thereof, the Company is obligated to either increase the size of the Board or secure the resignations of such number of incumbent directors, or both, as is necessary to enable the appropriate number of Purchaser Designees to be elected or appointed to the Board. On February 12, 1999, each of the then directors of the Company, other than Richard W. Lock and James E. Heighway, resigned from the Board and vacancies were filled by Paul M. Meister, Richard R.

Russell, Todd M. DuChene, Ralph M. Passino and Paul M. Montrone, all of whom are officers of The General Chemical Group Inc. or its affiliates. Additional information regarding the Purchaser Designees and their business experience is included in Annex A of the Solicitation/Recommendation Statement filed by the Company with the Securities and Exchange Commission (the "Commission") on January 13, 1999 on a Schedule 14D-9 (the "Schedule 14D-9"). The Schedule 14D-9 reflects the recommendations of the Company's Board of Directors, contains a summary of the proposed transactions, is filed as exhibit 10(br) to this Report and is incorporated herein by reference. Additional information concerning the Purchaser and the Offer is contained in the Schedule 14D-1 filed by the Purchaser with the Commission on January 13, 1999.

Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of certain conditions, the Purchaser will be merged with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of Parent (the "Merger"), and all Shares not tendered in the Offer (except any Shares as to which the holder has properly exercised his or her dissenter's rights of appraisal) will be converted into the right to receive $9.50 per Share in cash, giving the transaction a total value of approximately $61.2 million.

In connection with the execution of the Merger Agreement, the Purchaser and Parent entered into a Stockholders Agreement, dated as of January 7, 1999 (the "Stockholders Agreement"), with each of Jerry A. Cooper, Thomas H. Roulston II, Scott D. Roulston, Michael J. Meier, John D. Ong, George H. Lewis III, James E. Heighway, Richard W. Lock, Clifford Schumacher, James L. Treece, Carl A. Rispoli, Fred Burke, Roger Drummer, Michael Madden, Michael Pavlica, David Piacenti, Benjamin Scherschel, Janice Schneikart and Phillip Tomczak (collectively, the "Selling Stockholders"), pursuant to which such Selling Stockholders agreed to tender their Shares in the Offer and granted to the Purchaser an irrevocable option, exercisable upon the occurrence of certain trigger events, to purchase the Shares owned beneficially and of record by the Selling Stockholders (including Shares underlying Stock Options (such underlying Shares, the "Option Shares")) at a price per Share equal to the Offer Price, in cash. Pursuant to the Stockholders Agreement, the Selling Stockholders also agreed that, among other things, until the applicable termination date set forth in the Stockholders Agreement, such Selling Stockholders will not transfer the Shares subject to the Stockholders Agreement and will vote such Shares in favor of the Merger and against certain competing transactions. An aggregate of 1,046,587 Shares are subject to the Stockholders Agreement (including 348,116 Option Shares), representing approximately 16.2 percent of the Shares that, as of January 7, 1999, were issued and outstanding on a fully-diluted basis (such basis assumes that all Shares underlying vested and unvested stock options are issued and outstanding). A copy of the Stockholders Agreement is filed as exhibit 10(bq) to this Report and is incorporated herein by reference.

At a meeting held on January 7, 1999, the Board of Directors of the Company unanimously approved the Offer and the Merger, determining that each of the Offer and the Merger (including the offer price of $9.50 per share in cash) is advisable and is fair to and in the best interests of stockholders of the Company. In arriving at its recommendation, the Board of Directors gave careful consideration to a number of factors, including the opinion of McDonald Investments Inc., relating to the fairness, from a financial point of view, of the consideration to be received by the Company's stockholders in the Offer and the Merger.

The preceding discussions include forward-looking statements. See "FORWARD LOOKING STATEMENTS" below.


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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Company's Annual Meeting of Shareholders was held October 23,
           1998.

           The following individuals were elected as directors, each to serve for a term of three years:

                     Jerry A. Cooper
                     Votes for 5,283,251.  Votes withheld 14,495.

                     Richard W. Lock
                     Votes for 5,279,251.  Votes withheld 18,495.

           The shareholders also approved the Company's 1998 Stock Option Plan as follows: Votes for 2,601,729. Votes against 1,110,870. Abstentions 1,345.

           No other proposals were presented at the Company's Annual Meeting.


ITEM 5.    OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits:

          10(bo). Agreement and Plan of Merger (incorporated by reference to Exhibit 2 of Schedule 14D-9 filed by the Company on January 13, 1999).

          10(bp). Offer to Purchase (incorporated by reference to Exhibit 1 of
                  Schedule 14D-9 filed by the Company on January 13, 1999).

          10(bq). Stockholders Agreement (incorporated by reference to Exhibit
                  17 of Schedule 14D-9 filed by the Company on January 13,
                  1999).

          10(br). Schedule 14D-9 filed by the Company on January 13, 1999
                  (incorporated by reference).

              27. Financial Data Schedule.

       (b) No reports on Form 8-K were filed during the current quarter.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: February 12, 1999
      ---------------------


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